Form 10-Q
period 2003-06-30
DIRECT GENERAL CORP
filed 2003-09-23
CIK 1023031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number: 000-50360

DIRECT GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-1564496

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1281 Murfreesboro Road, Nashville, TN	37217

(Address of principal executive offices)	(Zip Code)

(615) 399-0600
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                       Yes [   ] No [ ✓ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ ✓ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,350,640 shares of common stock, no par value, at September 22, 2003.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(In thousands – except per share amounts)
Revenues
Premiums earned	$53,776	$35,217	$101,451	$66,104
Finance income	11,220	8,593	22,447	17,228
Commission and service fee income	7,499	5,724	15,998	13,807
Net investment income	1,550	1,395	2,931	2,608
Net realized gains (losses) on securities	1,655	(1,109)	1,921	(1,151)

Total revenues	75,700	49,820	144,748	98,596

Expenses
Insurance losses and loss adjustment expenses	40,191	24,507	74,989	47,151
Selling, general and administrative costs	17,651	14,566	34,982	32,390
Interest expense	1,805	1,626	3,372	3,235

Total expenses	59,647	40,699	113,343	82,776

Income before income taxes	16,053	9,121	31,405	15,820
Income tax expense	5,919	3,287	11,461	5,449

Net income	10,134	5,834	19,944	10,371

Preferred stock dividends – Series B	141	141	281	281

Net income available to common stockholders	$9,993	$5,693	$19,663	$10,090

Earnings per Share
Basic earnings per common share	$0.82	$0.42	$1.62	$0.75

Diluted earnings per common share	$0.58	$0.31	$1.14	$0.56

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2003	2002

	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $169,754 and $119,292)	$174,207	$123,576
Short-term investments	—	2,745

Total investments	174,207	126,321
Cash and cash equivalents	111,372	87,027
Finance receivables, net	203,992	166,935
Reinsurance balances receivable	52,610	50,874
Prepaid reinsurance premiums	102,498	82,648
Deferred policy acquisition costs	8,853	8,165
Deferred income taxes	15,995	12,740
Property and equipment	12,148	12,791
Goodwill, net	7,409	7,409
Other assets	19,395	14,210

Total assets	$708,479	$569,120

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Loss and loss adjustment expense reserves	$101,456	$86,898
Unearned premiums	215,318	172,971
Reinsurance balances payable and funds held	90,412	76,722
Accounts payable and accrued expenses	12,665	13,629
Income taxes payable	723	3,182
Notes payable	168,895	126,880
Capital lease obligations	4,159	4,310
Other liabilities	30,331	19,648

Total liabilities	623,959	504,240

Redeemable Series A preferred stock, no par; authorized, issued and outstanding shares – 2,937.7	5,685	5,685

Stockholders’ equity
Series B preferred stock, no par; authorized shares – 2,700.0; issued and outstanding shares – 2,078.2	9,219	9,219
Preferred stock, no par; authorized shares – 4,362.3; no shares issued	—	—
Common stock, no par; authorized shares – 100,000.0; issued shares – 13,447.5	9,037	9,037
Retained earnings	63,505	43,842
Accumulated other comprehensive income:
Net unrealized appreciation on investment securities	2,895	2,789
Net loss on cash flow hedge	(1,273)	(1,144)
Treasury stock, at cost; 1,328.4 shares at June 30, 2003 and December 31, 2002	(4,548)	(4,548)

Total stockholders’ equity	78,835	59,195

Total liabilities, redeemable preferred stock and stockholders’ equity	$708,479	$569,120

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2003 and 2002

				Accumulated
	Series B			Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

	(In thousands)
Balances at January 1, 2003	$9,219	$9,037	$43,842	$1,645	$(4,548)	$59,195
Comprehensive income:
Net income	—	—	19,944	—	—	19,944
Net unrealized appreciation on securities available-for-sale, net of deferred taxes	—	—	—	106	—	106
Net change during the period related to cash flow hedge	—	—	—	(129)	—	(129)

Total comprehensive income						19,921

Dividends on preferred stock	—	—	(281)	—	—	(281)

Balances at June 30, 2003	$9,219	$9,037	$63,505	$1,622	$(4,548)	$78,835

Balances at January 1, 2002	$9,219	$9,037	$13,366	$(615)	$—	$31,007
Comprehensive income:
Net income	—	—	10,371	—	—	10,371
Net unrealized appreciation on securities available-for-sale, net of deferred taxes	—	—	—	1,938	—	1,938
Net change during the period related to cash flow hedge	—	—	—	(535)	—	(535)

Total comprehensive income						11,774

Dividends on preferred stock	—	—	(281)	—	—	(281)
Purchase of treasury stock (108.0 shares)	—	—	—	—	(248)	(248)

Balances at June 30, 2002	$9,219	$9,037	$23,456	$788	$(248)	$42,252

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

	2003	2002

	(In thousands)
Operating activities
Net income	$19,944	$10,371
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on securities	(1,921)	1,151
Depreciation and amortization	2,341	2,470
Deferred income taxes	(4,256)	(2,250)
Changes in operating assets and liabilities:
Finance receivables	(37,057)	(39,058)
Reinsurance balances receivable	(1,736)	(6,979)
Prepaid reinsurance premiums	(19,850)	(11,804)
Deferred policy acquisition costs	(688)	(2,411)
Income taxes recoverable/payable	(2,459)	5,085
Loss and loss adjustment expense reserves	14,558	7,857
Unearned premiums	42,347	41,045
Reinsurance balances payable and funds held	13,690	11,202
Accounts payable and accrued expenses	(964)	1,772
Other	6,307	47

Net cash provided by operating activities	30,256	18,498

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	49,948	7,416
Purchase of debt securities available-for-sale	(98,489)	(21,220)
Net sales (purchases) of short-term investments	2,745	(1,200)
Purchase of property and equipment, net	(1,698)	(1,763)

Net cash used in investing activities	(47,494)	(16,767)

Financing activities
Proceeds from borrowings	45,218	3,865
Payment of principal on borrowings	(3,354)	(1,363)
Payment of preferred stock dividends	(281)	(281)
Purchase of treasury stock	—	(248)

Net cash provided by financing activities	41,583	1,973

Net increase in cash and cash equivalents	24,345	3,704
Cash and cash equivalents at beginning of period	87,027	39,458

Cash and cash equivalents at end of period	$111,372	$43,162

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

     Direct General Corporation, an insurance holding company, was incorporated in Tennessee in 1993. Its principal operating subsidiaries provide nonstandard personal automobile insurance, term life insurance and premium finance services primarily on a direct basis throughout most of the southeastern United States. Direct General Corporation owns four property/casualty insurance companies, one life/health insurance company, a premium finance company, six insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services.

2. Basis of Presentation

     These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s final prospectus filed with the Commission on August 12, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-105505).

     The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2003, are not necessarily indicative of the results expected for the full year.

     Effective August 11, 2003, the Company effected a stock split pursuant to which each outstanding share of the Company’s common stock would become 12 new shares of common stock. The Company has adjusted all share and per share amounts in the accompanying financial statements to reflect the 12 for 1 split.

3. Notes Payable

     The Company maintains a revolving credit facility with a consortium of banks to fund the working capital of the Company’s premium finance operations. During the quarter ended June 30, 2003, the Company amended its loan agreement increasing the maximum aggregate principal amount available to $180.0 million. The amount outstanding on this facility at June 30, 2003 was $160.0 million.

4. Commitments

     In June 2003, the Company entered into an agreement to acquire an inactive life insurance company for a purchase price of $1.3 million for the insurance licenses plus the market value of the debt securities at closing. The total purchase price including debt securities is expected to be approximately $7.0 million. The only assets of this company are insurance licenses to conduct life or accident and health insurance business in 44 states and debt securities.

5. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$9,993	$5,693	$19,663	$10,090
Dividends paid to preferred shareholders	261	261	521	521

Income for purposes of computing diluted earnings per common share	$10,254	$5,954	$20,184	$10,611

Denominator:
Weighted average common shares outstanding	12,119.1	13,339.5	12,119.1	13,383.7
Dilutive stock options	310.7	192.8	310.7	192.8
Dilutive preferred stock	5,264.0	5,264.0	5,264.0	5,264.0

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	17,693.8	18,796.3	17,693.8	18,840.5

Basic earnings per common share	$0.82	$0.42	$1.62	$0.75

Diluted earnings per common share	$0.58	$0.31	$1.14	$0.56

6. Subsequent Events

     Initial Public Offering of Common Stock. In August 2003, the Company completed the initial public offering of 7,972,276 shares of common stock (after effect of a 12 for 1 stock split – see Note 2). The Company sold 3,750,000 shares and selling shareholders sold 4,222,276 shares resulting in net proceeds to the Company (after deducting issuance costs) of approximately $71.6 million. $7.7 million of the proceeds of the offering were used to repay outstanding term loans with First Tennessee Bank National Association and Hibernia National Bank. The Company intends to utilize the remaining $63.9 million in proceeds to capitalize its insurance subsidiaries, to complete the acquisition of an inactive life insurance company (see Note 4) and for general corporate purposes. (see Part II – OTHER INFORMATION, Item 2. Changes in Securities and Use of Proceeds).

     In conjunction with the Company’s initial public offering of common stock, all outstanding shares of preferred stock were converted into, and a common stock warrant was exercised for, shares of common stock.

     Exercise of Option to Acquire Florida Agency. In July 2003, the Company exercised its option to acquire the assets of a 42-office independent agency that has been producing business for the Company since 1999 in Florida. The acquisition is expected to be closed on or before November 1, 2003. The purchase price of the acquisition will be approximately $14.0 million, less estimated prepaid amounts of $5.5 million and certain other reductions, with an estimated additional $5.0 to $6.0 million due at closing.

     Stock Option Grants. On August 11, 2003, the Company granted options to purchase 924,000 shares of the Company’s common stock under its 2003 Equity Incentive Plan to certain of its executive officers and employees, the exercise price of which equals the initial public offering price of $21 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s discussion presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is available in the final prospectus filed with the Securities and Exchange Commission on August 12, 2003 pursuant to Rule 424(b) under the Securities Act of 1933 in connection with the Company’s Registration Statement on Form S-1 (Registration No. 333-105505).

Overview

     We are a provider of non-standard personal automobile insurance, premium finance and other insurance and non-insurance products and services. Our operations are concentrated in the southeastern part of the United States. Our business model integrates our insurance, premium finance and agency subsidiaries under one organization. Our model also emphasizes the distribution of our products and services through neighborhood sales offices staffed by salaried employee-agents as opposed to commissioned agents. The expansion of our neighborhood sales offices in selected states includes the use of independent insurance agencies, which we generally have an option to purchase in the future.

Measurement of Results

     We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross revenues, which comprise gross premiums written and revenues from all other sources produced by our distribution system. We generally measure our operating results by examining our net income, return on equity, and our loss, expense and combined ratios. In addition, we evaluate our performance by comparing the level of our ancillary income to premiums earned and to operating expenses. The following provides further explanation of the key measures that we use to evaluate our results:

     Gross premiums written. Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten and issued by our insurance subsidiaries. Assumed premiums written is the sum of total premiums associated with the insurance risk transferred to us by other insurance companies pursuant to reinsurance contracts. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

     Net premiums written. Net premiums written is the sum of direct and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of our direct and assumed premiums that we transfer to our reinsurers in accordance with the terms of our reinsurance contracts based upon the risks they accept. We use net premiums written, primarily in relation to gross premiums written, to measure the amount of business retained after cessions to reinsurers.

     Gross revenues (a non-GAAP financial measure). Gross revenues is the sum of gross premiums written plus all other revenues (finance income, commission and service fee income, net investment income, and net realized gains (losses) on securities). We use gross revenues as the primary measure of the underlying growth of our revenue streams from period to period. Gross revenues are reconciled to total revenues in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

     Loss ratio. Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of a company’s insurance business. Loss ratio generally is measured on both a gross (direct and assumed) and net (gross less ceded) basis. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. Our loss ratios are generally calculated in the same way for GAAP and statutory accounting purposes.

     Expense ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. For statutory accounting purposes, operating expenses of an insurance company exclude investment expenses, and are reduced by other income. There is no such industry definition for determining an expense ratio for GAAP purposes. As a result, we apply the statutory concept of net operating expenses in calculating our expense ratio on a GAAP basis. We reduce our operating expenses by ancillary income (excluding net investment income and realized gains (losses) on securities) to calculate our net operating expenses. Due to our historically high levels of reinsurance, we calculate our expense ratio on both a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Although the net basis is meaningful in evaluating our financial results that are net of ceded reinsurance, as reflected in our consolidated financial statements, we believe that the gross expense ratio best reflects the operational efficiency of the underlying business and is a better measure of future trends.

     Combined ratio. Combined ratio is the sum of the loss ratio and the expense ratio and measures a company’s overall underwriting profit. If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). We use the GAAP combined ratio in evaluating our overall underwriting profitability and as a measure for comparison of our profitability relative to the profitability of our competitors.

     Ancillary income measures. We have developed measures of our ability to generate ancillary income (finance income and commission and service fee income) that reflect the differences between our business model and those used by our competitors. We measure our ancillary income as a percentage of premiums earned and as a percentage of our operating expenses.

Results of Operations

     The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information provided is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,

($ in millions)	2003	2002	2003	2002

	(unaudited)		(unaudited)

Selected Financial Data
Gross premiums written	$87.9	$68.5	$228.5	$174.0
Ancillary income	18.7	14.3	38.4	31.0
Net investment income and realized capital gains (losses)	3.2	0.3	4.9	1.5

Gross revenues	$109.8	$83.1	$271.8	$206.5

Ceded premiums written	(39.9)	(31.4)	(104.6)	(78.6)
Change in net unearned premiums	5.8	(1.9)	(22.5)	(29.3)

Total revenues	$75.7	$49.8	$144.7	$98.6

Net income	$10.1	$5.8	$19.9	$10.4

Key Financial Ratios
Loss ratio – net	74.7%	69.6%	73.9%	71.3%
Expense ratio – net	1.4%	5.3%	(0.1%)	6.9%

Combined ratio – net	76.1%	74.9%	73.8%	78.2%

Ancillary income to gross premiums earned	19.0%	20.4%	20.6%	23.3%
Ancillary income to net operating expenses	95.9%	88.3%	100.0%	87.1%

  Overview of Operating Results

     Net income increased 74.1% to $10.1 million or $0.58 per share, on a diluted basis, for the three months ended June 30, 2003 and 91.3% to $19.9 million or $1.14 per share, on a diluted basis, for the six months ended June 30, 2003 compared to the same periods in 2002. The increase in net income was primarily attributable to continued growth in premiums written and earned, growth in ancillary income and an increase in net realized gains on securities, all of which were partially offset by an increase in loss ratios.

  Revenues

  Premiums

     The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,

($ in millions)	2003	2002	2003	2002

	(unaudited)		(unaudited)
Gross premiums written
Florida	$46.7	$38.1	$117.6	$87.5
Tennessee	13.2	11.8	34.1	33.8
Georgia	5.0	5.6	16.9	16.2
Louisiana	5.8	4.6	16.3	12.2
Mississippi	4.0	3.9	12.4	11.2
All other states	13.2	4.5	31.2	13.1

Gross premiums written[1]	$87.9	$68.5	$228.5	$174.0
Ceded premiums written	(39.9)	(31.4)	(104.6)	(78.6)

Net premiums written[1]	$48.0	$37.1	$123.9	$95.4

Gross premiums earned	$98.4	$70.2	$186.2	$132.9
Ceded premiums earned	(44.7)	(35.0)	(84.8)	(66.8)

Net premiums earned	$53.7	$35.2	$101.4	$66.1

Net premiums written to gross premiums written	54.6%	54.2%	54.2%	54.8%
Gross premiums earned to gross premiums written	111.9%	102.5%	81.5%	76.4%
Net premiums earned to net premiums written	111.9%	94.9%	81.8%	69.3%

[1]	Our business is somewhat seasonal and the first quarter of each year generally represents the highest quarterly volume of written premiums, which we attribute largely to an increase in our customers discretionary income as a result of income tax refunds. Consequently, premiums written are higher in the first quarter and generally lower in the second quarter due to the seasonality and the impact of normal cancellation rates on policies written in the first quarter.

     Gross premiums written increased $19.4 million or 28.3% and $54.5 million or 31.3% for the three months and six months ended June 30, 2003, compared to 2002. The increase in gross premiums written reflected growth in both new and renewal policies. Gross written premiums from the sale of our core nonstandard automobile insurance business increased 27.0% and 30.3% for the three and six-month periods ended June 30, 2003, respectively, while gross premiums written from the sale of our term life insurance business increased 78.1% to $6.5 million for the first six months of 2003. Gross premiums earned, a function of gross premiums written over the current and prior periods, increased 40.2% in the second quarter of 2003 and 40.1% for the first six months of 2003 as compared to the corresponding periods in the prior year.

     For the six months ended June 30, 2003, gross premiums written increased in each state in which we operate, with the majority of our growth occurring in Florida, our largest state, where gross premiums written increased $30.1 million or 34.4%. Approximately 80% of the growth in Florida is attributable to an increase in average policies inforce including a significant increase in the number of renewal policies with the remaining 20% coming from an increase in the average premiums per policy. In January 2003, we began our expansion into the state of Texas and are assuming non-standard personal automobile insurance policies underwritten by a Texas county mutual insurer. We assumed $3.6 million and $5.4 million of gross premiums written in Texas during the three and six-month periods ended June 30, 2003.

     The growth in net premiums written and earned is a function of gross premiums written and earned less ceded premiums written and earned. The ratio of net premiums written to gross premiums written remained fairly constant at approximately 54% to 55% for the three and six-month periods ended June 30, 2003 and 2002. However, we expect this percentage to increase throughout the remainder of 2003 as we retain more of the business through the reduction in our use of quota share reinsurance.

  Ancillary Income

     Ancillary income for the three and six-month periods ended June 30, 2003 was $18.7 million and $38.4 million, respectively, which represents an increase of 30.8% and 23.9%, respectively, compared to the corresponding periods in 2002. This increase was primarily due to an increase in premium finance income as a result of increased premium volume and increased penetration in the sales of ancillary insurance products. The ratio of ancillary income to gross premiums earned was 19.0% and 20.4% for the second quarter of 2003 and 2002, respectively, while the ratio of ancillary income to operating expenses improved to 95.9% in the 2003 period from 88.3% in the 2002 period. For the six months ended June 30, 2003 and 2002, the ratio of ancillary income to gross premiums earned was 20.6% and 23.3%, respectively, and the ratio of ancillary income to operating expenses was 100.2% and 87.1%, respectively. The ratio of ancillary income to gross premiums earned decreased slightly in the second quarter of 2003 because we are not currently financing the insurance premiums in Texas.

  Net Investment Income

     Net investment income increased to $1.5 million from $1.4 million for the three months ended June 30, 2003 compared to the same period of 2002. The increase was due primarily to an increase in invested assets partially offset by a decrease in investment yields. For the six months ended June 30, 2003, net investment income increased to $2.9 million from $2.6 million in the corresponding period in 2002. Average invested assets increased 31.5% to $148.2 million in the six months of 2003 from $112.7 million in the first six months of 2002.

  Realized Gains (Losses) on Securities

     We realized gross gains of $1.7 million and no gross losses on the sale of securities for the three months ended June 30, 2003. Gross gains for the six months ended June 30, 2003 increased to $1.9 million with no year to date gross losses. The gross gains in the second quarter of 2003 were primarily attributable to the sale of certain securities as we repositioned our bond portfolio based on our investment guidelines for changes in market conditions and other factors. In particular, one of our insurance subsidiaries had historically maintained a significant portion of its investments in tax-exempt securities in the state of Georgia in order to qualify for a reduction in premium tax rates. Due to the growth in this investment portfolio, we believe that the returns available by managing the portfolio without the limitations inherent to achieve the premium tax savings outweighs the potential saving. Accordingly, we began to reposition the portfolio and received proceeds on the sale of Georgia bonds of $25.5 million, which generated net realized gains in excess of $1.2 million during the second quarter of 2003. Comparatively, we realized no gross gains during the three or six-month periods ended June 30, 2002; however, we recorded gross losses of $1.1 million for both of these periods attributable to our investment in WorldCom, Inc. bonds that were written down as a result of an adjustment for other than temporary impairment of securities.

  Expenses

  Insurance Losses and Loss Adjustment Expenses

     Insurance losses and loss adjustment expenses increased to $40.2 million for the three months ended June 30, 2003 from $24.5 million for the same period in 2002. The second quarter 2003 net loss ratio of 74.7% was increased by approximately 2.2 points of weather related losses and increased by 0.5 points of unfavorable development in prior year reserves that occurred during the quarter. In comparison, the second quarter 2002 loss ratio of 69.6% was decreased by 2.6 points of favorable development in prior year reserves and offset by an increase of approximately 0.8 points in weather related losses during the quarter.

     For the six months ended June 30, 2003, insurance losses and loss adjustment expenses increased to $75.0 million from $47.2 million in the corresponding 2002 period. The six months ended June 30, 2003 loss ratio of 73.9% was increased by approximately 1.2 points in weather related losses that were offset by 0.5 points of favorable development in prior year reserves. The 2002 net loss ratio of 71.3% was decreased by 2.6 points of favorable development in prior year reserves that was partially offset by 0.4 points in weather related losses.

  Operating Expenses

     Operating expenses increased 20.4% to $19.5 million for the three months ended June 30, 2003, compared to $16.2 million for the same period of 2002. The increase in operating expenses reflected a $1.2 million increase in commissions paid to independent agents and a $2.1 million increase in other operating costs associated with increased premium volumes.

     For the six months ended June 30, 2003, operating expenses only increased 7.9% to $38.4 million from $35.6 million in the comparable period in 2002. The increase in operating expenses was primarily attributable to an increase in commissions paid to independent agents and other increases in operating costs associated with increased premium volumes totaling of $5.5 million, which was partially offset by a $2.7 million increase in net reinsurance commissions received.

  Income Taxes

     Our effective tax rates were 36.9% and 36.5% for the three and six-month periods ended June 30, 2003, respectively. These rates have increased slightly over the effective tax rates in the corresponding periods in 2002 of 36.0% and 34.4% because our life insurance company will no longer qualify for the small life insurance company deduction. In addition, our tax-exempt interest income did not increase in proportion with the growth in pretax income.

Financial Condition

  Liquidity and Capital Resources

  Financing and Capital

     In August 2003, we completed an initial public offering of our common stock. In conjunction with this offering, our Board of Directors approved a 12 for 1 stock split and we issued shares of common stock based on the conversion of the Series A redeemable preferred stock and Series B preferred stock and the exercise of the common stock warrant. We sold 3,750,000 shares of common sock in the offering and received net proceeds of $71.6 million after deducting the underwriting discount and estimated offering expenses.

     Our premium finance operations are supported by a revolving credit agreement with a group of banks. The maximum aggregate amount available under this facility was increased to $180.0 million during the quarter and the amount outstanding was $160.0 million as of June 30, 2003.

     Direct General Corporation had two capital loans outstanding as of June 30, 2003. The aggregate principal amounts outstanding of $5.0 million and $2.7 million were repaid in full on August 15, 2003 with the proceeds from our public offering.

  Reinsurance

     We ceded 45.8% and 45.2% of our gross premiums written to reinsurers in the six months ended June 30, 2003 and 2002, respectively. Since a significant portion of the net proceeds received from our initial public offering will be used to increase the capitalization of our insurance subsidiaries, we elected to reduce this percentage in the third quarter of 2003 to approximately 30% and intend to reduce this percentage to approximately 15% for the fourth quarter of 2003.

  Investments

     We had total cash and invested assets of $285.6 million as of June 30, 2003. The following table summarizes our cash and invested assets as of June 30, 2003:

($ in millions)	Amortized Cost	Fair Value	% Of Total

Debt securities, available for sale	$169.8	$174.2	61.0%
Cash and cash equivalents	111.4	111.4	39.0%

Total	$281.2	$285.6	100.0%

     Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available for sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of June 30, 2003, our investment portfolio of $174.2 million included $4.4 million in net unrealized gains. We realized pretax net gains of $1.9 million in the first six months of 2003. The effective duration of our investment portfolio was 4.5 years at June 30, 2003.

     The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities available-for-sale as of June 30, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in millions)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50.3	$0.4	$0.2	$50.5
Obligations of states and political subdivisions	41.6	2.4	—	44.0
Corporate debt securities
Banks and financial institutions	22.0	0.7	0.1	22.6
Credit cards and auto loans	28.0	0.4	0.1	28.3
Industrial	20.2	0.7	0.1	20.8
Telecommunications	4.6	0.2	—	4.8
Utilities	3.1	0.1	—	3.2

Corporate debt securities	77.9	2.1	0.3	79.7

Total	$169.8	$4.9	$0.5	$174.2

     The amortized cost and fair value of debt securities available-for-sale as of June 30, 2003, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value

Years to maturity:
One or less	$5.6	$5.6
After one through five	77.1	78.8
After five through ten	68.9	71.5
After ten	18.2	18.3

Total	$169.8	$174.2

     The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of June 30, 2003. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.

     The quality distribution of our investment portfolio as of June 30, 2003 was as follows:

($ in millions)

NAIC	S&P	Amortized
Rating	Rating	Cost	Fair Value	%

1	AAA	$80.8	$82.6	47.4%
1	AA	24.9	26.1	15.0%
1	A	30.6	31.7	18.2%
2	BBB	14.5	14.7	8.4%
1	Agency	19.0	19.1	11.0%

		$169.8	$174.2	100.0%

     We evaluate the risk versus reward tradeoffs of investment opportunities, measuring their effects on the stability, diversity, overall quality and liquidity of our investment portfolio. The primary market risk exposure to our debt securities portfolio is interest rate risk, which is limited by managing duration to a defined range of three to four years. Interest rate risk includes the risk from movements in the underlying market rate and in credit spreads of the respective sectors of debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of June 30, 2003:

	+100 Basis Point		-100 Basis Point
($ in millions)	Change	Fair Value	Change

Debt securities, available for sale	$166.3	$174.2	$182.1
Cash and cash equivalents	111.4	111.4	111.4

Total	$277.7	$285.6	$293.5

     Cash and cash equivalents. Our balance in cash and cash equivalents represented a large component of the total cash and invested assets as of June 30, 2003. During the second quarter, we changed investment portfolio managers and shifted the investment strategy for one of the insurance subsidiaries that eliminated the focus on maximizing premium tax credits in the state of Georgia. As a result, our investment portfolios were in process of being rebalanced and not all funds were fully invested at the end of the quarter, which resulted in a higher level of cash held. We anticipate that our balance in cash and cash equivalents would be even higher at the end of the third quarter of 2003 because not all of the proceeds from the offering will be fully invested at that time. However, we expect that cash will represent a lower percentage of total cash and invested assets in subsequent periods.

Forward-Looking Statements

     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties including, without limitation, the factors set forth below and under the caption “Risk Factors” in the prospectus filed with the Commission on August 12, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-105505). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Certain important factors, which are discussed elsewhere in this document and in our Registration Statement described above, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Please see the caption “Financial Condition – Liquidity and Capital Resources – Investments” in Part I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for a description of our quantitative and qualitative disclosures about market risks.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART. II. OTHER INFORMATION

Item 1. Legal Proceedings.

     We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our insurance policies, claims handling, premium finance agreements and other contracts, and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extracontractual damages and some have claimed punitive damages. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

     In addition to legal actions that are incidental to our business, one or more of our subsidiaries has been named as a defendant in a number of currently pending putative class action lawsuits. Please see the caption “Business — Legal Proceeding” included in our final prospectus filed with the Commission on August 12, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-105505), for a description of these legal actions.

Item 2. Changes in Securities and Use of Proceeds.

(a)	Effective August 11, 2003, we amended and restated our charter and bylaws. Please see “Description of Capital Stock” included in our final prospectus filed with the Commission on August 12, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-105505), for a description of the rights of holders of shares on our common stock.

(b)	None.

(c)	None.

(d)	On August 15, 2003, we consummated the initial public offering of our common stock. The offering was made through an underwriting syndicate led by book-running manager Keefe, Bruyette & Woods, Inc. and co-managers Morgan Keegan & Company, Inc., U.S. Bancorp Piper Jaffray Inc. and SunTrust Capital Markets, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-105505) that was declared effective by the Securities and Exchange Commission on August 11, 2003. All 7,972,276 shares of common stock registered under the Registration Statement were sold at a price to the public of $21.00 per share. The Company sold 3,750,000 shares and selling shareholders sold 4,222,276 shares. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The net offering proceeds to the Company were approximately $71.6 million after deducting $5.5 million in underwriting discounts and commissions paid to the underwriters and an estimated $1.65 million in other expenses incurred in connection with the offering.

The proceeds of the offering were used to repay outstanding term loans with First Tennessee Bank National Association and Hibernia National Bank. The Company intends to use the remaining proceeds to capitalize its insurance subsidiaries to complete the acquisition of an inactive life insurance company and for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders of the Company was held on April 29, 2003.

(b)	The following directors were elected at the meeting: Jacqueline C. Adair, William C. Adair, Jr., Udayan D. Ghose, R. Wilson Orr, III and Stephen L. Rohde.

(c)	The meeting was called for the following purpose and with the following results (prior to effect of stock split):

1.	To approve and adopt the Company’s Second Amended and Restated Charter;

Votes	Votes		Broker
Cast For	Withheld	Abstentions	Non-Votes

1,391,139	None	36,789	None

2.	To approve and adopt the Company’s 2003 Equity Incentive Plan;

Votes	Votes		Broker
Cast For	Withheld	Abstentions	Non-Votes

1,391,139	None	36,789	None

3.	To elect directors to serve on the Company’s Board of Directors, the exact number of which has been fixed by resolution of the Board of Directors at five (5); and

	Votes	Votes		Broker
Nominee	Cast For	Withheld	Abstentions	Non-Votes

Jacqueline C. Adair	1,391,139	None	36,789	None
William C. Adair, Jr.	1,391,139	None	36,789	None
Udayan D. Ghose	1,390,639	500	36,789	None
R. Wilson Orr, III	1,390,639	500	36,789	None
Stephen L. Rohde	1,391,139	None	36,789	None

4.	To ratify the selection of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2003.

Votes	Votes		Broker
Cast For	Withheld	Abstentions	Non-Votes

1,391,139	None	36,789	None

Item 6. Exhibits and Reports on Form 8-K.

(a)	List of exhibits:

10.31	Stock Purchase Agreement among Direct General Corporation, New York Life and Health Insurance Company, NYLCare Health Plans, Inc. and Aetna Inc. dated as of June 26, 2003

31.1	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports of Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT GENERAL CORPORATION
(Registrant)

September 23, 2003	By:	/s/ William C. Adair, Jr.

Date		(Signature)
Name: William C. Adair, Jr.
Title: Chairman, Chief Executive Officer and President

September 23, 2003	By:	/s/ Barry D. Elkins

Date		(Signature)
Name: Barry D. Elkins
Title: Senior Vice President and Chief Financial Officer