Form 10-Q
period 2003-09-30
DIRECT GENERAL CORP
filed 2003-11-13
CIK 1023031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Yes ☑   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,350,640 shares of common stock, no par value, at November 12, 2003.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands – except per share amounts)
Revenues
Premiums earned	$58,366	$37,244	$159,817	$103,348
Finance income	11,246	9,161	33,693	26,389
Commission and service fee income	8,287	6,881	24,285	20,688
Net investment income	1,681	1,373	4,612	3,981
Net realized gains (losses) on securities and other	1,512	(37)	3,433	(1,188)

Total revenues	81,092	54,622	225,840	153,218

Expenses
Insurance losses and loss adjustment expenses	43,189	28,169	118,178	75,320
Selling, general and administrative costs	18,423	13,912	53,405	46,302
Interest expense	1,562	1,579	4,934	4,814

Total expenses	63,174	43,660	176,517	126,436

Income before income taxes	17,918	10,962	49,323	26,782
Income tax expense	6,182	3,943	17,643	9,392

Net income	11,736	7,019	31,680	17,390

Preferred stock dividends – Series B	64	140	345	421

Net income available to common shareholders	$11,672	$6,879	$31,335	$16,969

Earnings per Share
Basic earnings per common share	$0.70	$0.52	$2.29	$1.27

Diluted earnings per common share	$0.58	$0.38	$1.70	$0.94

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2003	2002

	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $248,049 and $119,292)	$250,668	$123,576
Short-term investments	1,742	2,745

Total investments	252,410	126,321
Cash and cash equivalents	136,236	87,027
Finance receivables, net	203,823	166,935
Reinsurance balances receivable	55,663	50,874
Prepaid reinsurance premiums	88,486	82,648
Deferred policy acquisition costs	10,760	8,165
Deferred income taxes	17,393	12,740
Property and equipment	12,466	12,791
Goodwill	7,409	7,409
Other assets	20,671	14,210

Total assets	$805,317	$569,120

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Loss and loss adjustment expense reserves	$105,789	$86,898
Unearned premiums	216,924	172,971
Reinsurance balances payable and funds held	84,012	76,722
Accounts payable and accrued expenses	13,119	13,629
Income taxes payable	2,504	3,182
Notes payable	143,072	126,880
Capital lease obligations	4,412	4,310
Payable for securities	50,542	—
Other liabilities	17,286	19,648

Total liabilities	637,660	504,240

Redeemable Series A preferred stock, no par; authorized, issued and outstanding shares – 2,937.7 at December 31, 2002	—	5,685

Shareholders’ equity
Series B preferred stock, no par; authorized shares – 2,700.0; issued and outstanding shares – 2,078.2 at December 31, 2002	—	9,219
Preferred stock, no par; authorized shares – 10,000.0 and 4,362.3 at September 30, 2003 and December 31, 2002, respectively; no shares issued	—	—
Common stock, no par; authorized shares – 100,000.0; issued shares – 21,350.6 and 13,447.5 at September 30, 2003 and December 31, 2002, respectively	91,853	9,037
Retained earnings	75,177	43,842
Accumulated other comprehensive income:
Net unrealized appreciation on investment securities	1,702	2,789
Net loss on cash flow hedge	(1,075)	(1,144)
Treasury stock, at cost; 1,328.4 shares at December 31, 2002	—	(4,548)

Total shareholders’ equity	167,657	59,195

Total liabilities, redeemable preferred stock and shareholders’ equity	$805,317	$569,120

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2003 and 2002

				Accumulated
	Series B			Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

	(In thousands)
Balances at January 1, 2003	$9,219	$9,037	$43,842	$1,645	$(4,548)	$59,195
Comprehensive income:
Net income	—	—	31,680	—	—	31,680
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	—	(1,087)	—	(1,087)
Net change during the period related to cash flow hedge	—	—	—	69	—	69

Total comprehensive income						30,662

Dividends on preferred stock	—	—	(345)	—	—	(345)
Common stock issued for conversion of Series A and Series B preferred stock (5,264.0 shares)	(9,219)	14,904	—	—	—	5,685
Common stock issued for exercise of warrant (195.1 shares)	—	800	—	—	—	800
Common stock issued pursuant to initial public offering, net of $7,122.2 issue costs (3,750.0 shares)	—	71,628	—	—	—	71,628
Exercise of stock options (24.0 shares)	—	65	—	—	—	65
Purchase of treasury stock (1.6 shares)	—	—	—	—	(33)	(33)
Retirement of treasury stock (1,330.0 shares)	—	(4,581)	—	—	4,581	—

Balances at September 30, 2003	$—	$91,853	$75,177	$627	$—	$167,657

Balances at January 1, 2002	$9,219	$9,037	$13,366	$(615)	$—	$31,007
Comprehensive income:
Net income	—	—	17,390	—	—	17,390
Net unrealized appreciation on securities available-for-sale, net of deferred taxes	—	—	—	4,466	—	4,466
Net change during the period related to cash flow hedge	—	—	—	(1,281)	—	(1,281)

Total comprehensive income						20,575

Dividends on preferred stock	—	—	(421)	—	—	(421)
Purchase of treasury stock (108.0 shares)	—	—	—	—	(248)	(248)

Balances at September 30, 2002	$9,219	$9,037	$30,335	$2,570	$(248)	$50,913

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Operating activities
Net income	$31,680	$17,390
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on securities and other	(3,433)	1,188
Depreciation and amortization	3,323	4,337
Deferred income taxes	(5,119)	(3,213)
Changes in operating assets and liabilities:
Finance receivables	(36,888)	(41,614)
Reinsurance balances receivable	(4,789)	(7,787)
Prepaid reinsurance premiums	(5,838)	(11,834)
Deferred policy acquisition costs	(2,595)	(1,644)
Income taxes recoverable/payable	(678)	3,883
Loss and loss adjustment expense reserves	18,891	9,356
Unearned premiums	43,953	45,338
Reinsurance balances payable and funds held	7,290	9,865
Accounts payable and accrued expenses	(510)	1,422
Other	(6,631)	(1,646)

Net cash provided by operating activities	38,656	25,041

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	72,833	10,056
Purchase of debt securities available-for-sale	(199,236)	(30,077)
Payable for securities	50,542	(1,402)
Net sales (purchases) of short-term investments	1,003	(1,735)
Purchase of property and equipment, net	(2,998)	(2,409)

Net cash used in investing activities	(77,856)	(25,567)

Financing activities
Issuances of common stock	72,493	—
Proceeds from borrowings	27,676	478
Payment of principal on borrowings	(11,382)	(4,012)
Payment of preferred stock dividends	(345)	(421)
Purchase of treasury stock	(33)	(248)

Net cash provided by (used in) financing activities	88,409	(4,203)

Net increase (decrease) in cash and cash equivalents	49,209	(4,729)
Cash and cash equivalents at beginning of period	87,027	39,458

Cash and cash equivalents at end of period	$136,236	$34,729

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

     Direct General Corporation, headquartered in Nashville, Tennessee, is a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services primarily on a direct basis throughout most of the southeastern United States. Direct General Corporation owns four property/casualty insurance companies, one life/health insurance company, a premium finance company, six insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services.

2. Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s final prospectus filed with the Commission on August 12, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-105505).

     Effective August 11, 2003, the Company effected a stock split pursuant to which each outstanding share of the Company’s common stock became 12 new shares of common stock (see Note 5). The Company has adjusted all share and per share amounts in the accompanying financial statements to reflect the 12 for 1 split.

3. Notes Payable

     The Company maintains a revolving credit facility with a consortium of banks to fund the working capital of the Company’s premium finance operations. Effective June 30, 2003, the Company amended its loan agreement increasing the maximum aggregate principal amount available to $180.0 million. The amount outstanding on this facility at September 30, 2003 was $142.0 million.

4. Commitments

     In June 2003, the Company entered into an agreement to acquire an inactive life insurance company for a purchase price of $1.3 million for the insurance licenses plus the market value of the debt securities at closing. The total purchase price including debt securities is expected to be approximately $7.0 million. The only assets of this company are insurance licenses to conduct life and/or accident and health insurance business in 44 states and debt securities.

     In July 2003, the Company exercised its option to acquire the assets of a 42-office independent agency group that has been producing business for the Company in Florida since 1999. The acquisition is expected to close during November 2003, with an effective date of November 1, 2003. The purchase price of the acquisition will be approximately $14.0 million. Settlement will be net of estimated prepaid amounts of $5.4 million and certain other reductions, with an estimated $3.0 to $4.0 million due at closing.

5. Initial Public Offering

     In August 2003, the Company completed the initial public offering of 7,972,276 shares of common stock (after effect of a 12 for 1 stock split – see Note 2). The Company sold 3,750,000 shares and selling shareholders sold 4,222,276 shares resulting in net proceeds to the Company (after deducting issuance costs) of $71.6 million. Of the offering proceeds, $7.7 million was used to repay outstanding term loans with First Tennessee Bank National Association and Hibernia National Bank and $42.5 million was used to increase the capital of Direct General Insurance Company. The Company intends to utilize the remaining $21.4 million in proceeds to further capitalize its insurance subsidiaries, to complete the acquisition of an inactive life insurance company (see Note 4) and for general corporate purposes.

     In conjunction with the Company’s initial public offering of common stock, all outstanding shares of preferred stock were converted into, and a common stock warrant was exercised for, shares of common stock.

6. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$11,672	$6,879	$31,335	$16,969
Dividends paid to preferred shareholders	118	260	639	781

Income for purposes of computing diluted earnings per common share	$11,790	$7,139	$31,974	$17,750

Denominator:
Weighted average common shares outstanding	16,734.9	13,339.5	13,674.6	13,368.8
Dilutive stock options	710.1	192.8	668.2	192.8
Dilutive warrants	81.5	—	135.6	—
Dilutive preferred stock	2,632.0	5,264.0	4,377.0	5,264.0

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	20,158.5	18,796.3	18,855.4	18,825.6

Basic earnings per common share	$0.70	$0.52	$2.29	$1.27

Diluted earnings per common share	$0.58	$0.38	$1.70	$0.94

7. Stock Options

     On August 11, 2003, the Company granted options to purchase 924,000 shares of the Company’s common stock under its 2003 Equity Incentive Plan to certain of its executive officers and employees, the exercise price of which equals the initial public offering price of $21 per share.

     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. The Company granted all options currently outstanding at an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense is recorded. The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.”

     If the Company had elected to recognize stock compensation expense based on the fair value of stock options at the grant date, as prescribed by SFAS 123, net income available to common shareholders and basic and diluted earnings per share would have been reported as presented in the following table. The increase in the pro forma impact of compensation expense in the third quarter of 2003 is attributable to the stock options granted to certain key members of the management team in conjunction with the initial public offering.

7. Stock Options (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income available to common shareholders, as reported	$11,672	$6,879	$31,335	$16,969
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(114)	(19)	(144)	(67)

Net income available to common shareholders, pro forma	$11,558	$6,860	$31,191	$16,902

Income for purposes of computing diluted earnings per share common, as reported	$11,790	$7,139	$31,974	$17,750
Deduct: Total stock-based employee compensation cost based on the fair value based method, net of related tax effects	(114)	(19)	(144)	(67)

Income for purposes of computing diluted earnings per share common, pro forma	$11,676	$7,120	$31,830	$17,683

Earnings per share
Basic – as reported	$0.70	$0.52	$2.29	$1.27

Basic – pro forma	$0.69	$0.51	$2.28	$1.26

Diluted – as reported	$0.58	$0.38	$1.70	$0.94

Diluted – pro forma	$0.58	$0.38	$1.69	$0.94

     The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant based on the following factors:

	2003	2002	2001

Expected option term	5 years	10 years	10 years
Annualized volatility rate	35%	35%	35%
Risk-free rate of return	3.35%	4.93%	5.14%
Fair value at the date of grant	$21.00	$2.71	$2.71
Dividend yield	0.76%	0%	0%
Black-Scholes value	33.7%	56.2%	56.8%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

($ in millions)	2003	2002	2003	2002

	(unaudited)		(unaudited)
Selected Financial Data
Gross premiums written	$103.7	$77.1	$332.2	$251.1
Ancillary income	19.5	16.0	58.0	47.1
Net investment income and realized capital gains (losses)	3.2	1.3	8.0	2.8

Gross revenues	$126.4	$94.4	$398.2	$301.0

Ceded premiums written	(29.7)	(35.6)	(134.3)	(114.2)
Change in net unearned premiums	(15.6)	(4.2)	(38.1)	(33.6)

Total revenues	$81.1	$54.6	$225.8	$153.2

Net income	$11.7	$7.0	$31.7	$17.4

Key Financial Ratios
Loss ratio – net	74.0%	75.6%	73.9%	72.9%
Expense ratio – net	0.8%	(1.5%)	0.2%	3.9%

Combined ratio – net	74.8%	74.1%	74.1%	76.8%

Ancillary income to gross premiums earned	19.1%	22.0%	20.1%	22.9%
Ancillary income to net operating expenses	97.5%	103.2%	99.5%	92.2%

   Overview of Operating Results

     Net income increased 67.2% to $11.7 million or $0.58 per share, on a diluted basis, for the three months ended September 30, 2003 and 82.2% to $31.7 million or $1.70 per share, on a diluted basis, for the nine months ended September 30, 2003 compared to the same periods in 2002. The increase in net income was primarily attributable to continued growth in premiums written and earned, growth in ancillary income and an increase in net realized gains, which were partially offset by an increase in operating expenses. Gross revenues increased 33.9% and 32.3% for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. Net realized gains, after tax, were $1.0 million for the three months and $2.2 million for the nine months ended September 30, 2003 or $0.05 and $0.12 per diluted share, as compared to a net realized loss of $0.8 million or $0.04 per diluted share for the nine months ended September 30, 2002.

   Revenues

   Premiums

     The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

($ in millions)	2003	2002	2003	2002

	(unaudited)		(unaudited)
Gross premiums written
Florida	$53.3	$41.9	$170.9	$129.4
Tennessee	15.0	12.3	49.1	46.1
Georgia	7.3	6.7	24.2	22.9
Louisiana	7.7	5.9	24.0	18.1
Mississippi	4.8	3.4	17.2	14.6
All other states	15.6	6.9	46.8	20.0

Gross premiums written	$103.7	$77.1	$332.2	$251.1
Ceded premiums written	(29.7)	(35.6)	(134.3)	(114.2)

Net premiums written	$74.0	$41.5	$197.9	$136.9

Gross premiums earned	$102.1	$72.8	$288.3	$205.7
Ceded premiums earned	(43.7)	(35.6)	(128.5)	(102.4)

Net premiums earned	$58.4	$37.2	$159.8	$103.3

Net premiums written to gross premiums written	71.4%	53.8%	59.6%	54.5%
Gross premiums earned to gross premiums written	98.5%	94.4%	86.8%	81.9%
Net premiums earned to net premiums written	78.9%	89.6%	80.7%	75.5%

     Gross premiums written increased $26.6 million or 34.5% and $81.1 million or 32.3% for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in gross premiums written reflected growth in both new and renewal policies in our existing states and premium growth in our expansion state, Texas. Gross written premiums from the sale of our core non-standard automobile insurance business increased 32.9% and 31.1% for the three and nine-month periods ended September 30, 2003, respectively, while gross premiums written from the sale of our term life insurance business increased 87.0% to $10.1 million for the first nine months of 2003. Gross premiums earned, a function of gross premiums written over the current and prior periods, increased 40.2% in both the third quarter and first nine months of 2003 as compared to the same periods in 2002.

     For the nine months ended September 30, 2003, gross premiums written increased in each state in which we operate, with the majority of our growth occurring in Florida, our largest state, where gross premiums written increased $41.5 million or 32.1%. Approximately 80% of the growth in Florida is attributable to an increase in average policies inforce including a significant increase in the number of renewal policies with the remaining 20% coming from an increase in the average premiums per policy. In January 2003, we began our expansion into the state of Texas and are assuming non-standard personal automobile insurance policies underwritten by a Texas county mutual insurer. We assumed $4.7 million and $10.1 million of gross premiums written in Texas during the three and nine months ended September 30, 2003, respectively.

     The growth in net premiums written and earned is a function of gross premiums written and earned less ceded premiums written and earned. The increased capitalization of Direct General Insurance Company enabled us to retain more business and, as a result, the ratio of net premiums written to gross premiums written increased to 71.4% during the third quarter of 2003 from 53.8% in the third quarter of 2002. The increase in the percentage of business retained during the third quarter resulted in an increase in our year to date ratio to 59.6% as compared to 54.5% for the first nine months of 2002. We elected to further reduce our use of quota share reinsurance for the fourth quarter of 2003 and expect to retain approximately 90% of the gross premiums written in that quarter. We are still in the process of negotiating our reinsurance for 2004 and expect to retain 80% to 90% of our gross premiums written next year.

   Ancillary Income

     Ancillary income for the three and nine months ended September 30, 2003 was $19.5 million and $58.0 million, respectively, which represents an increase of 21.9% and 23.1%, respectively, compared to the corresponding periods in 2002. This increase was primarily due to an increase in premium finance income as a result of increased premium volume and increased penetration in the sales of ancillary insurance products. The ratio of ancillary income to gross premiums earned was 19.1% and 22.0% for the third quarter of 2003 and 2002, respectively, while the ratio of ancillary income to operating expenses decreased slightly to 97.5% in the 2003 period from 103.2% in the 2002 period. The decline in these ratios was primarily attributable to our expansion into Texas where we are not currently financing the insurance premiums and do not receive commissions on the sale of ancillary products. For the nine months ended September 30, 2003 and 2002, the ratio of ancillary income to gross premiums earned was 20.1% and 22.9%, respectively, and the ratio of ancillary income to operating expenses was 99.5% and 92.2%, respectively.

   Net Investment Income

     Net investment income increased to $1.7 million from $1.4 million for the three months ended September 30, 2003 compared to the same period of 2002. The increase was due primarily to an increase in invested assets partially offset by a decrease in investment yields. For the nine months ended September 30, 2003, net investment income increased to $4.6 million from $4.0 million in the corresponding period in 2002. Average invested assets increased 48.0% to $174.3 million in the first nine months of 2003 from $117.8 million in the first nine months of 2002.

   Realized Gains (Losses) on Securities

     We realized gross gains of $0.6 million and gross losses of $0.2 million on the sale of securities for the three months ended September 30, 2003. Gross gains for the nine months ended September 30, 2003 increased to $2.5 million, which were partially offset by year to date gross losses of $0.2 million. Our year to date gross gains were primarily attributable to the sale of certain securities as we repositioned our bond portfolio based on our investment guidelines for changes in market conditions and other factors. Comparatively, we realized no gross gains during the three or nine-month periods ended September 30, 2002; however, we recorded gross losses of $1.2 million attributable to our investment in WorldCom, Inc. bonds that were written down in the second quarter of 2002 as a result of an adjustment for other than temporary impairment of securities.

     Realized gains includes $1.1 million in gains on our trading portfolio, which is comprised of $0.5 million in realized gains on closed contracts and a $0.6 million increase in the market value of open contracts. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all contracts are marked to market with the change in market values reported as “net realized gains (losses) on securities and other” in our consolidated statement of operations.

   Expenses

   Insurance Losses and Loss Adjustment Expenses

     Insurance losses and loss adjustment expenses increased to $43.2 million for the three months ended September 30, 2003 from $28.2 million for the same period in 2002. Net loss ratios for the third quarter of 2003 and 2002 were 74.0% and 75.6%, respectively. The Company’s quarterly analysis of reserves resulted in a reduction of the estimated prior year reserve redundancy for both the third quarter of 2003 and 2002. As a result, the net loss ratio for the three months ended September 30, 2003 and 2002 were increased by 0.4 points and 1.1 points, respectively. The remaining improvement in the quarterly loss ratio is a result of increased average earned premiums, largely from growth in new business, which is partially offset by an increase in claims frequency. The impact of catastrophic losses in both the third quarter of 2003 and 2002 was minimal.

     For the nine months ended September 30, 2003, insurance losses and loss adjustment expenses increased to $118.2 million from $75.3 million in the corresponding 2002 period and the net loss ratios were 73.9% and 72.9%, respectively. Our year to date loss ratio was adversely impacted by approximately 0.8 points due to increases in weather related losses. The impact of catastrophic losses for the first nine months of 2002 was minimal. We experienced favorable development on prior year’s loss reserves of $0.3 million in the first nine months of 2003, as compared to favorable development of $1.4 million for the same period in 2002. This favorable reserve development reduced the year to date loss ratios by 0.2 points in 2003 and 1.4 points in 2002.

     As mentioned above, increases in average earned premiums, primarily related to growth in new business, has offset increases in claims frequency resulting from other than weather related increases resulting in an overall relatively flat loss ratio. Our recent studies noted that our markets in and around Miami, Florida, which represent approximately 5.0% of our gross written premiums in Florida, have experienced a significant increase in claims frequency on personal injury protection and bodily injury coverages. We believe that the increased claims frequency is driven by higher levels of fraud activity. We increased rates for personal injury protection coverages in October 2003 and increased the involvement of our special investigation fraud unit in the Miami markets. We will continue to closely monitor these trends and may take additional rate and underwriting actions if warranted.

   Operating Expenses

     Operating expenses increased 29.0% to $20.0 million for the three months ended September 30, 2003, compared to $15.5 million for the same period of 2002. The increase in operating expenses reflected a $1.7 million increase in commissions paid to independent agents and a $2.8 million increase in other operating costs generally associated with increased premium volumes. We expect to complete the acquisition of the assets of a 42-office independent agency in the fourth quarter of 2003. This agency has been producing business in Florida for us since 1999 and upon completion of the asset acquisition, we will no longer pay commissions for this business, but will staff the agency offices with salaried employee agents and assume the operating costs of the agency offices. We except that the acquisition will result in an overall reduction in operating costs and an increase in ancillary income.

     For the nine months ended September 30, 2003, operating expenses increased 14.1% to $58.3 million from $51.1 million in the comparable period in 2002. The increase in operating expenses was primarily attributable to an increase in commissions paid to independent agents and other increases in operating costs associated with increased premium volumes totaling $8.1 million, which was partially offset by a $0.9 million increase in net reinsurance commissions received.

   Income Taxes

     Our effective tax rates were 34.5% and 36.0% for the three-month periods ended September 30, 2003 and 2002, respectively. The effective tax rate decreased slightly in the third quarter of 2003 as a result of an adjustment to prior year’s tax provision based on the actual return. The effective tax rates for the nine months ended September 30, 2003 and 2002 were 35.8% and 35.1%, respectively. We expect that our effective tax rate for 2003 will be higher than 2002 because our life insurance company will no longer qualify for the small life insurance company deduction. In addition, our tax-exempt interest income will not increase in proportion with the growth in pretax income.

Financial Condition

   Liquidity and Capital Resources

   Financing and Capital

     In August 2003, we completed an initial public offering of our common stock. In conjunction with this offering, our Board of Directors approved a 12 for 1 stock split, and we issued shares of common stock based on the conversion of the Series A redeemable preferred stock and Series B preferred stock and the exercise of the common stock warrant. We sold 3,750,000 shares of common stock in the offering and received net proceeds of $71.6 million after deducting the underwriting discount and estimated offering expenses. During the quarter, we invested $42.5 million of the net proceeds in one of our insurance subsidiaries and used $7.7 million to repay the aggregate principal amounts outstanding on two term loans. We plan to further increase the capital in certain of our insurance subsidiaries in the fourth quarter of 2003 and plan to acquire an inactive life insurance company with licenses to conduct life and/or accident and health business in 44 states. Any remaining proceeds will be used for general corporate purposes.

     Our premium finance operations are supported by a revolving credit agreement with a group of banks. The maximum aggregate amount available under this facility was $180.0 million and the amount outstanding was $142.0 million as of September 30, 2003.

   Reinsurance

     We ceded 28.6% and 46.2% of our gross premiums written to reinsurers in the three months ended September 30, 2003 and 2002, respectively. In anticipation of the increased capitalization of our insurance subsidiaires, we elected to reduce our quota share cession in the third quarter of 2003 and have decreased the cession percentage for the fourth quarter of 2003 to approximately 10%. For the first nine months of 2003, we ceded 40.4% of our gross premiums written to reinsurers as compared to 45.5% in the corresponding period in 2002. We are in the process of negotiating our reinsurance structure for 2004 and currently plan to cede between 10% and 20% of our gross premiums written to reinsurers.

     In September 2003, the A.M. Best Company downgraded the financial strength rating of one of our reinsurers, SCOR Reinsurance Company (“SCOR”) to B++ (Very Good) from A- (Excellent). In accordance with the terms of our 2003 reinsurance agreement, we have not settled the balances due to SCOR since this downgrade occurred. These funds are being held, along with SCOR’s portion of unearned premiums, in one of our accounts. SCOR, a participant in our reinsurance treaties since July 2001, has subsequently agreed in principle to establish a trust account for our benefit in an amount equal to their remaining net obligations on all reinsurance treaties with us. SCOR’s obligation under these treaties, excluding their unearned premiums held by us, was approximately $8 million as of September 30, 2003. We expect this trust account to be established and funded prior to the end of the year.

   Investments

     Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available for sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of September 30, 2003, our investment portfolio of $250.7 million included $2.7 million in net unrealized gains. We realized pretax net gains of $0.4 million in the third quarter of 2003 and $2.3 million for the first nine months of 2003. The effective duration of our investment portfolio was 4.1 years at September 30, 2003.

     The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities available-for-sale as of September 30, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in millions)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$107.5	$0.5	$0.7	$107.3
Obligations of states and political subdivisions	41.2	2.0	–	43.2
Corporate debt securities
Banks and financial institutions	31.4	0.5	0.3	31.6
Credit cards and auto loans	37.1	0.5	0.1	37.5
Industrial	18.9	0.4	0.2	19.1
Telecommunications	6.8	0.1	–	6.9
Utilities and Electric Services	5.1	0.1	0.1	5.1

Corporate debt securities	99.3	1.6	0.7	100.2

Total	$248.0	$4.1	$1.4	$250.7

     The amortized cost and fair value of debt securities available-for-sale as of September 30, 2003, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value

Years to maturity:
One or less	$6.3	$6.4
After one through five	131.6	132.9
After five through ten	88.8	89.9
After ten	21.3	21.5

Total	$248.0	$250.7

     The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of September 30, 2003. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.

     The quality distribution of our investment portfolio as of September 30, 2003 was as follows:

($ in millions)

NAIC Rating	S&P Rating	Amortized Cost	Fair Value	%

1	AAA	$141.8	$142.9	57.0%
1	AA	28.1	29.0	11.6%
1	A	38.0	38.5	15.3%
2	BBB	18.9	19.0	7.6%
1	Agency	21.2	21.3	8.5%

		$248.0	$250.7	100.0%

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

     The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of September 30, 2003:

	-100 Basis Point		+100 Basis Point
($ in millions)	Change	Fair Value	Change

Debt securities, available for sale	$260.9	$250.7	$240.5

     Short- term investments. We have a managed trading account with a commodities trading company and, as of September 30, 2003, the total fair value of open trades in this account was $0.6 million, which represents less than 1% of our entire investment portfolio. We invest in commodities, primarily cattle futures and swaps. U.S. Treasury securities of $1.1 million, included in short-term investments and cash of $0.6 million, included in cash and cash equivalents, are held as collateral for this account. We recognized net realized gains of $0.5 million on closed contracts and $0.6 million on open contracts for the first nine months of 2003. Because this is a speculative investment and not a hedge, both the realized gains on closed contracts and the change in the fair value of open contracts are reported as “net realized gains (losses) on securities and other” in our consolidated statement of operations.

     Cash and cash equivalents. Our balance in cash and cash equivalents represented a large component of the total cash and invested assets as of September 30, 2003. At the end of the third quarter, we invested $50.5 million in debt securities; however, the balances due for these securities were not settled. As a result, this amount was also included in cash and as a corresponding liability, payable for securities. These trades were settled in early October, which resulted in a reduction to cash and the elimination of the liability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Please see the caption “Financial Condition – Liquidity and Capital Resources” in Part I – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for a description of our quantitative and qualitative disclosures about market risks.

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

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

     We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our insurance policies, claims handling, premium finance agreements and other contracts, and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extracontractual damages and some have claimed punitive damages. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations

     In addition to legal actions that are incidental to our business, one or more of our subsidiaries has been named as a defendant in a number of currently pending putative class action lawsuits. Please see the caption “Business — Legal Proceeding” included in our final prospectus filed with the Commission on August 12, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-105505), for a description of these legal actions.

Item 2. Changes in Securities and Use of Proceeds.

(a)	Effective August 11, 2003, we amended and restated our charter and bylaws. Please see “Description of Capital Stock” included in our final prospectus filed with the Commission on August 12, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-105505), for a description of the rights of holders of shares on our common stock.

(b)	None.

(c)	During the three month period ended September 30, 2003 and after giving effect of the 12 for 1 stock split that became effective on August 11, 2003:

(i)	Pursuant to exemption from registration provided in Section 4(2) under the Securities Act of 1933 and upon the conversion of our outstanding Series A convertible preferred stock, effective August 11, 2003, we issued 2,937,744 shares of our common stock to the holders of the Series A preferred stock.

(ii)	Pursuant to exemption from registration provided in Section 4(2) under the Securities Act of 1933 and upon the conversion of our outstanding Series B convertible preferred stock, effective August 11, 2003, we issued 2,326,284 shares of our common stock to the holders of the Series B convertible preferred stock.

(iii)	Pursuant to exemption from registration provided in Section 4(2) under the Securities Act of 1933 and upon the exercise of an outstanding warrant, effective August 11, 2003, we issued 195,060 shares of our common stock to the holder of the warrant for an aggregate exercise price of $800,000.

(d)	None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	List of exhibits:

31.1	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports of Form 8-K:

(i)	Current Report on Form 8-K filed on November 4, 2003 to report earnings for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT GENERAL CORPORATION (Registrant)

November 13, 2003	By:	/s/ William C. Adair, Jr.

Date		(Signature)
	Name:	William C. Adair, Jr.

	Title:	Chairman, Chief Executive Officer and President

November 13, 2003	By:	/s/ Barry D. Elkins

Date		(Signature)
	Name:	Barry D. Elkins

	Title:	Senior Vice President and Chief Financial Officer