Form 10-K
period 2003-12-31
DIRECT GENERAL CORP
filed 2004-03-09
CIK 1023031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50360

DIRECT GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-1564496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1281 Murfreesboro Road, Nashville, TN	37217
(Address of principal executive offices)	(Zip Code)

(615) 399-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed third fiscal quarter (quotation date of June 30, 2003), based on the price at which the common equity was last sold on such date: $0.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,588,055 shares of common stock, no par value, at March 3, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      All of the information called for by Part III of this report is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004.

PART I

Item 1.  Business.

      Direct General Corporation, headquartered in Nashville, Tennessee, was incorporated in 1993 and completed the initial public offering of its common stock in August 2003. We are a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services through neighborhood sales offices staffed primarily by employee-agents. Our operations are concentrated in the southeastern part of the United States.

Our Business Model

      Our model emphasizes the distribution of our products and services through neighborhood sales offices staffed by employee-agents as opposed to commissioned agents. Relative to the independent agency distribution model relied upon by many of our insurance competitors, our business model allows us to generate significant revenue from sources other than premiums from our core product, non-standard personal automobile insurance. These additional revenues include premium finance revenues, commissions from the sale of non-core insurance products and other revenues, none of which entails insurance underwriting risk. In the independent agency distribution model, these additional revenues would typically be paid to an unaffiliated premium finance company, independent agent, or other third party.

Our Products and Services

      Our core business involves issuing non-standard personal automobile insurance policies. These policies, which generally are issued for the minimum limits of coverage required by state laws, provide coverage to drivers who cannot obtain insurance from standard carriers due to a variety of factors, including the lack of flexible payment plans, the failure to maintain continuous coverage, age, prior accidents, driving violations, occupation and type of vehicle.

      Through our premium finance subsidiary, we finance the majority of the insurance policies that we sell. Premium finance involves making a loan to the customer backed by the unearned portion of the insurance premiums being financed, which is the portion of the loan attributable to future periods of coverage. We offer our customers a variety of flexible payment plans that allow for low down payments, which we believe is a significant factor our customers consider when purchasing insurance.

      We offer a variety of other insurance products designed to appeal to purchasers of our non-standard personal automobile insurance policies, including term life insurance currently offered through one of our wholly-owned life insurance subsidiaries, as well as vehicle protection insurance, travel protection insurance and hospital indemnity insurance underwritten by unaffiliated insurers, for which we receive a commission, but do not bear insurance underwriting risk. We are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), motorcycle, boat and personal watercraft policies. These additional insurance products may either be underwritten by unaffiliated insurers, from which we would receive a commission, or underwritten by us. The majority of the underwriting risk with respect to the new products underwritten by us is expected to be ceded to unaffiliated reinsurers from which we would receive a ceding commission.

      The following table summarizes the components of our gross revenues for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Gross premiums:
Gross premiums written — automobile	$421.7	$327.6	$234.8
Gross premiums written — life	13.5	7.6	3.9

Total gross premiums	$435.2	$335.2	$238.7

Ancillary income(1):
Finance income	44.9	35.7	27.3
Commission and service fee income	33.6	27.2	22.1

Total ancillary income	78.5	62.9	49.4

Net investment income including realized gains (losses) on securities	10.1	5.2	7.3

Gross revenues(2)	$523.8	$403.3	$295.4

(1)	Ancillary income includes income derived from revenue sources that do not entail insurance underwriting risk.

(2)	Gross revenues, which we consider to be a non-GAAP financial measure, is defined as gross premiums written, including direct premiums written and assumed premiums written, finance income, commission and service fee income, net investment income and net realized gains (losses) on securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Measurement of Results”.

Our Favorable Cost Structure

      We emphasize the use of neighborhood sales offices staffed by employee-agents as opposed to commissioned agents, thereby replacing a variable operating cost structure with a largely fixed operating cost structure. Our sales offices staffed by company employees enable us to capture a significant source of ancillary income that does not entail insurance underwriting risk. Compared to companies operating under the traditional non-standard automobile insurance business model, where revenues from underwriting operations must cover the operating costs, our ancillary income provides us with a significant source of additional revenues.

      We also rely on distribution relationships with independent agencies, generally as a transitional step in the acquisition of those agencies. We currently have a distribution relationship with an independent agency in Texas, which commenced in January 2003. We have an option to acquire that Texas agency in December 2004. In pursuing our strategy of expansion in selected states, since 1991 we have acquired and integrated 11 independent insurance agencies with over 170 sales offices in five states.

      We seek to attract customers by developing strong brand name recognition in our markets through our low-cost television advertising campaigns that emphasize our low down payments, flexible payment plans, convenient neighborhood locations and customer service. Our television advertising campaign is designed to generate telephone inquiries to our neighborhood sales offices or our centralized call center where indications of estimated premiums are given to prospective customers, who are then directed to the nearest neighborhood sales office.

      Our neighborhood offices serve as a channel for both product delivery and payment collection. Our widespread and convenient local presence appeals to our customers, most of whom would prefer to conduct business face to face rather than by telephone or the Internet. All policy applications are completed in the neighborhood sales offices, and most of our customers revisit these offices at least monthly to make their periodic payments.

      The following table summarizes our operating costs and the percentage of such costs covered by ancillary income for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Ancillary income	$78.5	$62.9	$49.4

Operating expenses
Selling, general and administrative costs	$74.5	$59.7	$53.9
Interest expense	6.4	6.2	7.6

Total operating expenses	$80.9	$65.9	$61.5

Ratio of ancillary income to total operating expenses	97.0%	95.4%	80.3%

Our Strengths

      We believe that our strengths provide a foundation for profitable growth.

•	Our integrated business model enables us to better manage our business and capture a significant amount of premium finance revenues, term life insurance premiums, commissions from the sale of non-core insurance products and other revenues that would typically be paid, in an independent agency distribution model, to an unaffiliated premium finance company, independent agent or other third party.

•	Our broad sales office network, which emphasizes the use of employee-agents, is the cornerstone of our relationship with our customers, who typically would prefer to conduct business face to face than by telephone or on the Internet.

•	Our premium finance operations, which support almost all of the policies that we sell, provide attractive payment plans for our policyholders and allow us to adjust payment plan structures to meet changes in market demands more quickly than most of our competitors.

•	Our favorable cost structure enables us to leverage our largely fixed cost neighborhood sales offices staffed by company employees and reduce our marginal operating cost as we increase revenues.

•	Our ancillary revenues, including premium finance revenues, commissions from the sale of non-core insurance products and other revenues, none of which currently entails insurance underwriting risk, defray a significant amount of our operating expenses.

•	Our claims settlement philosophy and procedures have been designed with a clear emphasis on controlling costs through the use of our employee-staffed claims operations.

•	Our controlled policy underwriting and pricing are supported by an integrated point of sale agency system and back office control system.

•	Strong name branding in our markets results from our extensive use of television advertising and the presence of our neighborhood sales offices throughout the states in which we operate.

Our Future Growth

      We intend to continue our growth primarily through:

•	Increasing Revenues in Existing Markets. We are focused on increasing revenues in our existing markets by:

•	generating new customers through our advertising campaigns; and

•	increasing the sales of our non-core insurance and non-insurance products and services.

•	Expanding Our Product and Service Offerings. We intend to expand the range of non-core insurance and non-insurance products and services we offer.

•	Expanding Our Distribution Network. We intend to expand into new states through acquisitions of local agencies and the opening of new sales offices. In January 2003, we began our expansion into Texas through an independent agency relationship that includes an option to acquire the agency’s business in December 2004. We also intend to begin our expansion into Missouri during 2004 and Virginia during 2005 through the opening of new sales offices.

Our Market

      The personal automobile insurance market is comprised of preferred, standard and non-standard insurance segments. The coverages offered by these segments generally include liability (coverage for losses suffered by third parties), physical damage, personal injury protection (no-fault) and uninsured/underinsured motorist coverages. The non-standard automobile insurance coverages, which are generally issued for the minimum limits of coverage required by state laws, provide coverage to drivers who cannot obtain insurance from standard carriers due to a variety of factors, including lack of flexible payment plans, the failure to maintain continuous coverage, age, prior accidents, driving violations, occupation and type of vehicle. In general, customers in the non-standard market have higher average premiums for a comparable amount of coverage than customers who qualify for the standard market. The higher average premiums compared to the standard market generally result from an increased frequency of losses, which is partially offset by the lower severity of losses resulting from lower limits of coverage. While there is no established industry-recognized demarcation between non-standard and other personal automobile insurance markets, based upon data compiled from A.M. Best, we believe that, as of December 31, 2002, the size of the non-standard automobile market segment in the United States was approximately $30 billion representing approximately 20% of the total personal automobile insurance market.

      In our experience, customers of the non-standard segment generally consider four primary factors when purchasing a personal automobile insurance policy:

•	down payment;

•	payment frequency and amount;

•	total policy premium; and

•	customer service.

      Our products, premium financing capabilities, neighborhood accessibility, policyholder service, and claims service are designed to meet the needs of our customers, in a manner that recognizes and accommodates our customers’ lifestyles and financial capabilities.

Our Competition

      The non-standard automobile insurance business is highly competitive. Since we emphasize sales of insurance policies through neighborhood sales offices staffed by employee-agents, we primarily compete against independent agencies that market insurance on behalf of a number of insurers. We compete with these other insurers based on factors such as price, availability of flexible payment plans, customer service, and claims service. Competition is also based on the availability and quality of products, financial strength, distribution systems and technical expertise.

      Based upon data compiled from A.M. Best, we believe that, as of December 31, 2002, ten insurance groups accounted for approximately 70% of the approximately $30 billion non-standard market segment. We believe that our primary insurance company competition comes not only from national companies or their subsidiaries, such as the Progressive insurance group, the Allstate insurance group, the Infinity insurance group, the State Farm insurance group, the Berkshire Hathaway insurance group (including GEICO) and the Bristol West insurance group, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we operate. Based upon our direct written premiums for 2002, we believe that, as of December 31, 2002, we would be ranked 17th nationally and sixth in the nine states in which we operated among non-standard automobile insurers, using the 2002 market data compiled from A.M. Best.

Marketing and Distribution

      Television advertising is our most heavily used and, we believe, our most effective advertising medium for reaching our customers. We believe that our local sales office presence, along with our extensive television advertising, allows us to generate strong brand name recognition in our markets.

      Television Advertising. Our commercials are frequently aired over all of our markets on network-affiliated stations. As a result of our bulk purchase advertising, the average 30-second television commercial is relatively inexpensive. Additionally, we advertise in The Real Yellow Pages®in selected markets. We believe that we have achieved meaningful brand recognition in our markets, particularly compared to other non-standard personal automobile insurers and independent agencies.

      Our advertisements present potential customers with a local phone number, as well as a toll free number for our customer service center in Baton Rouge, Louisiana, and encourage the potential customer to call us for information. Indications of estimated premiums are provided by our employee-agents in our neighborhood sales offices or our representatives located in our customer service center in Baton Rouge. Once the preliminary estimates have been provided, prospective customers are directed to the nearest neighborhood sales office where our employee-agents assist in the completion of the policy application, provide an explanation of coverages and policy options, perform an inspection of the insured vehicle and finalize the quote for the coverages selected. Employee-agents then complete the premium finance agreement and collect all amounts due under the policy or premium finance agreement.

      Neighborhood Sales Offices. Our neighborhood sales office distribution system comprises offices that we have developed, offices that we have obtained through strategic acquisitions of agency operations, offices of an independent agency that we have an option to purchase and a small number of offices of other independent agents. Beginning in January 2003, we began distributing the insurance product of an unaffiliated insurer in Texas through an independent agency. We have an option to acquire this agency in December 2004. Our strategy is to place our sales offices in a strip mall on a major thoroughfare in well-populated areas of cities and towns with a population of at least 12,000. We currently lease almost all of our offices subject to operating leases with terms ranging from one month to three years.

      We have grown, and we intend to continue to grow, our business by expanding our neighborhood sales office network through the acquisition of independent insurance agencies and the opening of new neighborhood sales offices. The acquisition of independent insurance agencies generally involves the purchase of only the assets of the agency (including customer lists, rights to the agency name and the exclusive right to solicit the customer), and the assumption of certain agreed upon liabilities (generally, office space and equipment leases). We typically hire the employee-agents of the acquired agency and in many cases hire key managers, as well. The acquisition purchase price, which is based on an arm’s-length negotiation, generally varies with the volume of non-standard personal automobile insurance premiums produced by the agency over the twelve months preceding the acquisition.

      Since our inception, we have acquired the assets of 11 independent insurance agencies using this model that included over 170 neighborhood offices in five states. In March 1998, we were presented with an opportunity to acquire the assets of a Florida agency and its 64 neighborhood sales offices in Florida for an aggregate purchase price of $7.5 million which was our initial entry into the Florida market. The primary purpose of our other acquisitions was to increase our sales office network in both new and existing states. In our initial expansion into Tennessee, we completed five acquisitions in 1992 and one acquisition in 1993 of relatively small agencies that contributed a total of 16 offices for a total cost of approximately $2.2 million. Our initial entrance into Louisiana in 1994 and 1995 was aided by two acquisitions of Louisiana agencies that included a total of 30 offices for an aggregate purchase price of approximately $1.5 million. In January 1999, we paid $1.9 million for the assets of an independent agency that included 23 offices in Tennessee, Kentucky and Georgia. Additionally, in November 2003, we paid $13.8 million for the assets of an independent agency that included 42 offices in Florida. Because only a minimal amount of tangible assets was acquired in these transactions, the majority of the purchase price in all of these acquisitions was attributable to goodwill. The portion of goodwill associated with these acquisitions was $20.1 million at December 31, 2003.

      We currently have an agreement with an independent insurance agency network to produce business for us in Texas. The agency network includes sales office locations operated by employee-agents and under franchise agreements. We have an option to acquire the assets of the Texas agency in December 2004, including the option to acquire the rights as franchisor in accordance with the franchise agreement.

      We believe that our convenient neighborhood sales office concept is an essential component of our business model. Our licensed employee-agents have frequent direct contact with our customers. This direct contact gives us an opportunity to establish a personal relationship with the customer, who in our experience generally prefers face-to-face interaction, and helps us provide quality and efficient service. Our customers use neighborhood sales offices not only to purchase automobile insurance, but also as a convenient location to make their periodic payments and purchase other insurance and non-insurance products and services.

      Employee-Agents. We believe that our emphasis on the use of employee-agents has made a significant contribution to the overall success of our business model. At our neighborhood sales offices, our employee-agents provide quotes on insurance premiums and payment plan options, sell non-standard personal automobile insurance policies and other insurance and ancillary products, process the relevant forms, inspect the customer’s vehicle and collect and process payments. Additionally, our agents provide other customer support functions, such as contacting customers when they are late on their payments or advising customers when their policies are up for renewal. This level of personal interaction with our customers helps us identify opportunities to provide additional products and services.

      Internet Sales. Through an independent agency, we have recently entered into an arrangement that permits our personal automobile insurance polices to be sold and premiums financed over the Internet. This pilot program is limited to one state and will allow us to analyze whether this method of distribution appeals to our customer base.

Our Products and Services

Non-Standard Personal Automobile Insurance

      Non-standard personal automobile insurance policies constitute our core product. These policies, which generally are issued for the minimum limits of coverage required by state laws, provide coverage to drivers who cannot obtain insurance from standard carriers due to a variety of factors, including the lack of flexible payment plans, the failure to maintain continuous coverage, age, prior accidents, driving violations, occupation and type of vehicle. In general, customers in the non-standard market have higher average premiums for a comparable amount of coverage than customers who qualify for the standard market. The higher average premiums compared to the standard market generally result from an increased frequency of losses, which is partially offset by the lower severity of losses resulting from lower limits of coverage.

      We believe that the majority of our customers do not qualify for insurance from standard carriers because of financial reasons, including the failure to maintain continuous coverage. In 2003, over 75% of the drivers included under our insurance policies had no points associated with moving violations on their driving record at the time they purchased their policy.

      The following table provides a summary of gross personal automobile insurance premiums written for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Gross premiums written — Automobile	$421.7	$327.6	$234.8

Individual Term Life Insurance

      In 1999, we began offering our customers individual term life insurance policies with $10,000 of coverage through our life insurance subsidiary. These are basic, one-year term policies that are guaranteed to be renewable for two additional one-year periods. Underwriting for this product generally consists of applicants answering certain health related questions. This product is sold in our neighborhood sales offices by our licensed employee-agents in each of the states in which we operate with the exception of North Carolina, where our life insurance company is not currently licensed, and Texas. Our employee-agents presently receive a small commission on the sale of this term life product.

      On January 30, 2004, we acquired an inactive life insurance company for a purchase price of $7.3 million. The assets of this life insurance company consist primarily of (i) licenses to conduct life and accident and health insurance business in 43 states and the District of Columbia and (ii) cash and debt securities with an aggregate market value of approximately $6 million. We acquired licenses to sell our life insurance product in North Carolina, and in Texas, where we are currently expanding, and in Missouri and Virginia where we intend to expand in the future. We plan to start offering our term life insurance policies in North Carolina through this newly-acquired life insurance company during 2004 and will begin transferring our current life insurance business in other states from our existing life insurance company to the newly-acquired company. We may also use this newly-acquired company to offer life insurance products in other states where we may expand in the future.

      The following table provides a summary of gross term life insurance premiums written for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Gross premiums written — Life	$13.5	$7.6	$3.9

Premium Finance

      In 2003, our premium finance subsidiary financed the premiums on 94% of the insurance policies that we sold and approximately 96% excluding the policies produced through the Texas agency network which are one month term polices and are not financed. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. We offer our customers a variety of payment plans that allow for low down payments.

      We believe that the amount of down payment and the availability of flexible payment plans are two of the primary factors that our customers consider when purchasing non-standard personal automobile insurance. Down payment and payment plans typically are offered by insurers and agents in the form of either installment billing or premium financing arrangements. Insurers typically use installment billing arrangements to bill for the premium of a single policy. Independent agents, who may offer policies from multiple insurers, use premium financing to finance multiple policies through one premium finance agreement. We have chosen to use premium financing versus installment billing because we believe it offers several advantages, including:

•	the ability to finance multiple policies through a single premium finance agreement,

•	returns comparable to or exceeding those of installment billing,

•	a greater flexibility of payment plan structure and down payment,

•	the ability to generate revenues in our non-insurance subsidiaries, and

•	a more defined regulatory framework for financing premiums.

      In a typical premium finance arrangement, the premium finance company lends the amount of the premium (minus the insured’s down payment) to the insured and pays it to the insurance company on behalf of the insured. The insured makes periodic payments to the premium finance company over the term of the finance agreement. Our payment plans and down payments are developed giving considerations to expected default rates and their timing and the amount of the unearned portion of the insurance premiums being financed, which backs the loan.

      If the policy is cancelled before its term expires, the policyholder has a right to receive a return of the unearned premium. Under a premium finance agreement, the policyholder assigns this right to the premium finance company to secure his or her obligations under the loan. If the policyholder fails to make a payment, the premium finance company has the right to request the insurance company to cancel the policy and pay to the premium finance company the amount of any unearned premium on the policy. If the amount of unearned premium exceeds the balance due on the loan plus any interest and applicable fees owed by the policyholder to the premium finance company, then the premium finance company returns the excess amount to the policyholder in accordance with applicable law.

      The regulatory framework under which our premium finance procedures are established is generally set forth in the premium finance statutes of the states in which we operate. Among other restrictions, the interest rate we may charge our customers for financing their premiums is limited by these state statutes. In Arkansas, which has not enacted legislation or established premium finance regulations, we are generally subject to the usury laws of that state that are applicable to consumer loans. See “Regulatory Environment — Premium Finance Regulation” for additional information about state usury and other regulatory restrictions applicable to our premium finance operations.

      We strive to mitigate the risk of the insured’s default under the premium finance agreement by designing payment plans that give consideration to the principal amount of the loan that is outstanding and the unearned premium backing the loan (as noted above) and by acting on a timely basis to request cancellation of the policy if the policyholder defaults on his or her obligation to repay the premium finance loan. Our premium finance operations are integrated with our sales office and insurance policy administration systems. Because of the efficiencies derived from the integration of these systems and the attractiveness of our payment plans, our overall profitability is enhanced by our premium finance operations.

      The following table provides a summary of our finance income for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Finance income	$44.9	$35.7	$27.3

Ancillary Insurance Products and Administrative Services

      We also offer ancillary insurance products and services designed to meet the needs of our customers. In doing so, we take advantage of our largely fixed cost neighborhood sales offices staffed by company employees to generate commission income for us with minimal incremental cost. The unaffiliated insurance companies that underwrite these products bear the insurance risk associated with these policies. The commission income generated from sales of these policies is a revenue source that is not typically available to non-standard personal automobile insurance companies that utilize the independent agency business model.

      The ancillary insurance products we currently offer include vehicle protection, travel protection, and hospital indemnity. These insurance policies generally provide coverage and options that include reimbursement for medical expenses and hospital room coverage as a result of injuries sustained in automobile accidents, reimbursement for premiums for bail bonds, ambulance assistance in the event of automobile accidents, automobile rental reimbursement if the insured vehicle is involved in an accident or is stolen and reimbursement for personal effects losses caused by damage to rented automobiles.

      Our agency and administrative subsidiaries produce and service non-standard personal automobile insurance and ancillary insurance products for other insurers. We receive administrative service fees for the agency, underwriting, policy administration and claims adjusting services performed on behalf of these unaffiliated insurers. Additionally, our insurance subsidiaries generally assume a portion of the non-standard personal automobile business, and in some cases assume the entire premium and related insurance risk, through reinsurance treaties.

      The following table provides a summary of our commission and service fee income generated from sales of ancillary insurance products and the administration of products on behalf of unaffiliated insurers for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Commission and service fee income	$33.6	$27.2	$22.1

      We are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), motorcycle, boat and personal watercraft policies. These additional insurance products may either be underwritten by unaffiliated insurers, from which we would receive a commission, or underwritten by us, with the majority of the underwriting risk expected to be ceded to unaffiliated reinsurers from which we would receive a ceding commission.

      We have also been studying the feasibility of providing other administrative services to third party insurers. Such administrative services could include managing general agency, underwriting and accounting services, reinsurance consulting and other management services provided for a fee to a risk retention group that would provide excess liability stop loss insurance to members of the group. The fees or commissions we might generate from these services would not involve the assumption by us of any insurance underwriting risk. We are considering providing these other administrative services through our existing subsidiaries or a new subsidiary. Any new subsidiary may either be wholly owned by us or majority owned by us, in which case third party investors would own the remaining equity interests in the new subsidiary.

Other Products and Services

      We offer other non-insurance products and services designed to appeal to our customers. Our intention is to continue to expand the number of insurance and non-insurance products and services offered to our existing customers and to attract new customers to our neighborhood sales offices. We anticipate that the additional flow of potential customers will provide us with the increased opportunity to sell our core product and generate additional revenue streams that further leverage our largely fixed cost distribution system. Revenues from sales of our other non-insurance products and services have not been meaningful to date.

      The non-insurance consumer products and services we currently offer include prepaid cellular telephones, prepaid local telephone and long distance phone services. We typically receive commissions and fees from unaffiliated third party vendors for the sale of these products and services. In July 2003, we hired a senior officer for our consumer products subsidiary who has extensive experience in retail sales and marketing. We have begun to study the feasibility of offering a variety of consumer retail products and consumer financial services, including pre-paid debit cards and short-term consumer loans, which we believe will appeal to our customers. We currently plan to introduce a pre-paid debit card at selected offices in the second quarter of 2004 and anticipate that additional products and services may be test marketed in selected sales offices as early as the third quarter of 2004.

Underwriting and Pricing

      Non-Standard Personal Automobile Insurance. We strive to diligently price and closely control the underwriting standards for our non-standard personal automobile insurance policies that we sell. We generally do not sell personal automobile insurance policies to persons whom we deem to have an excessive number of points on their driving record. Our underwriting and rating systems are fully automated, including on-line driving records and on-line credit scoring in some of the states in which we operate. We believe that our automated underwriting and pricing controls provide a significant competitive advantage to us, because these controls give us the ability to capture relevant pricing information, improve efficiencies, increase the accuracy and consistency of underwriting decisions and reduce training costs. Our controls can be changed easily on a state-by-state basis to reflect new rates and underwriting guidelines necessary to compete effectively in our markets.

      We set premium rates based on specific type of vehicle, garage location and the driver’s age, gender, marital status, driving experience and location. Currently, we use credit scoring as an additional rating factor in Kentucky and South Carolina. We seek to maintain competitive, but adequate, rates to attract responsible drivers in our non-standard market. We review loss trends in every state on a quarterly basis to identify changes in frequency and severity, and to assess the adequacy of our rates and underwriting standards. We are committed to maintaining discipline in our pricing by adjusting rates, as necessary, to maintain or improve profit margins in each market.

      Individual Term Life Insurance. Our underwriting of individual term life insurance polices is limited, due to the face amount of the policies being $10,000. Applicants are required to provide proof of age and answer six questions that are designed to determine the possible existence of serious health conditions. Our guidelines prohibit issuance of a term life insurance policy to any applicant that currently has any of the conditions mentioned in the underwriting questions.

Claims Handling

      We believe that one of the most significant keys to our success is our disciplined focus on controlling the claims process and claims costs. Since non-standard personal automobile insurance customers generally have a higher frequency of claims than preferred and standard insurance customers, it is important that we successfully manage the claims process and claims costs to limit our losses. The entire claims process is managed by our in-house claims operation. By controlling this process, rather than having all or parts of it outsourced to third parties, we can quickly assess claims, identify loss trends early and manage against fraud. We can also readily capture information that is useful in establishing loss reserves and determining premium rates. We believe that our claims process is designed to promote expedient, fair and consistent claims handling, while controlling loss adjustment expenses.

      As of January 31, 2004, our claims operation had a staff of approximately 500 employees, including adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of two major regional claims centers and three smaller regional centers. Our employees handle all claims from the initial report of the claim until the final settlement. The regional claims offices are assigned geographic service areas with enough flexibility for any office to handle claims from other areas, as claims volume, workloads and available staff require. We believe that our in-house employment of salaried claims personnel, including appraisers and adjusters, and our control of the entire claims process result in a reduction of our ultimate loss payments, lower loss adjustment expenses and improved customer service.

      All of our claims personnel are hired and trained in our in-house training program regardless of previous experience. In addition to initial training, we support continuing education of seasoned claims staff to ensure that they are up to date in all of the newest claims processes, fraud detection and legislative and litigation issues. In addition to other qualifications, our field and re-inspection appraisers typically have obtained hands-on experience with automobile body and mechanical repair before we employ them.

      While we are strongly committed to promptly and fairly settling the meritorious claims of our customers and claimants, we are equally committed to defending against non-meritorious claims. Litigated claims and lawsuits are primarily managed by one of our specially trained litigation adjusters. Suspicious claims are referred to our special investigation unit, which we refer to as our SIU. Our SIU routinely investigates claims reflecting repetitive fact patterns or other unusual circumstances. Our SIU has been involved with investigations, assisting local authorities in combating fraud, organized crime and fraud rings in the states in which we conduct business.

      We seek to minimize our claims litigation defense costs by attempting to negotiate flat-fee representation with outside counsel specializing in automobile insurance claim defense. Generally, the fee covers all activity from opening a litigation file through final disposition of the case. We believe that our efforts to obtain high quality claims defense litigation services at a fixed or carefully controlled cost have helped us control claims losses and expenses.

Loss and Loss Adjustment Expense Reserves

      Automobile accidents generally result in insurance companies paying amounts to individuals or companies resulting from physical damage to an automobile or other property and an injury to a person. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of losses that will be paid for accidents reported to it, which we refer to as case reserves. In addition, since accidents are not always reported promptly upon the occurrence, insurers estimate liabilities for accidents that have occurred but have not been reported to the insurer, which we refer to as incurred but not reported or IBNR reserves.

      We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance subsidiaries. Each of our insurance subsidiaries establishes a reserve for all unpaid losses and loss adjustment expenses, which we occasionally refer to as LAE, including case and IBNR reserves and estimates for the cost to settle the claims. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also give consideration to various factors, such as inflation, historical claims, settlement patterns, legislative activity and litigation trends. We continually monitor these estimates and, if necessary, increase or decrease the level of our reserves as experience develops or new information becomes known.

      We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses are adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. We periodically review our methods of establishing case and IBNR reserves and update our estimates. Our actuarial staff performs quarterly comprehensive reviews of reserves and loss trends. In addition, Ernst & Young LLP, our independent consulting actuary, provides certification of our reserves at each year end.

      The following table presents development information on changes in reserves for losses and loss adjustment expenses of our insurance subsidiaries for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Balance at beginning of period	$86.9	$77.5	$74.0
Less reinsurance recoverables on unpaid losses	29.0	40.5	39.5

Net balance at beginning of period	57.9	37.0	34.5
Losses and LAE incurred, net of reinsurance related to:
Current period	168.1	106.1	86.1
Prior period	.1	(5.5)	7.8

Net losses and LAE incurred during the current year	168.2	100.6	93.9

Deduct losses and LAE paid, net of reinsurance, related to:
Current period	107.6	66.6	60.2
Prior period	43.8	13.1	31.2

Net claim payments made during the current period	151.4	79.7	91.4

Net balance at end of period	74.7	57.9	37.0
Plus reinsurance recoverables on unpaid losses	37.9	29.0	40.5

Balance at end of period	$112.6	$86.9	$77.5

      Net loss and LAE incurred included the impact of minimal unfavorable development in 2003 of $0.1 million, favorable development in 2002 of $5.5 million that included $1.8 million related to the commutation of certain reinsurance contracts, and unfavorable development of $7.8 million in 2001 that included $6.5 million relating to the write-off of reinsurance recoverables from Reliance Insurance Company.

The remaining favorable and unfavorable development is primarily a result of changes in frequency and severity trends.

      The portion of net losses and LAE paid during 2002 that related to prior periods was lower than other periods because the payment of $13.1 million was net of $10.5 million of reinsurance payments received in conjunction with the commutation of a reinsurer’s obligation for unpaid losses and $7.4 million of reinsurance payments received in conjunction with the commutation of our stop loss reinsurance agreement.

      The table provided after the following paragraph presents the development of reserves, net of reinsurance, from 1993 through 2003. The top line of the table presents the reserves at the balance sheet date for each of the years indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table presents the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes, as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

      In evaluating the information in the table provided below, you should note that each amount entered incorporates the cumulative effects of all changes in amounts entered for prior periods. You should also note that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. The net cumulative deficiency of $5.4 million in 1999 and $9.3 million in 2000 included approximately $0.9 million and $6.5 million, respectively, related to the write-off of reinsurance recoverables from Reliance Insurance Company.

	As of December 31,

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

	($ in millions)
Reserves for losses and loss adjustment expense:
Originally estimated	$5.2	$12.9	$16.8	$16.0	$18.4	$31.4	$33.9	$34.5	$37.0	$57.9	$74.7

Cumulative amounts paid as of:
One year later	3.6	8.6	10.1	9.7	9.7	18.4	25.0	31.2	13.1	43.8
Two years later	4.6	10.9	13.3	12.4	12.2	24.8	33.7	35.3	26.9
Three years later	5.3	12.0	14.3	13.2	13.7	27.6	36.1	41.3
Four years later	5.5	12.2	14.6	13.7	14.4	28.7	38.4
Five years later	5.6	12.3	14.9	13.9	14.7	29.3
Six years later	5.6	12.4	15.0	14.0	14.8
Seven years later	5.6	12.5	15.0	14.1
Eight years later	5.6	12.5	15.1
Nine years later	5.6	12.5
Ten years later	5.6
Reserves re-estimated as of:
One year later	6.1	13.4	15.9	15.7	16.6	29.1	36.2	43.1	31.5	58.0
Two years later	5.8	13.3	16.2	15.6	15.6	28.8	38.3	42.7	33.6
Three years later	5.9	13.2	16.0	14.9	15.3	29.4	38.7	43.8
Four years later	5.8	12.9	15.5	14.6	15.1	29.5	39.3
Five years later	5.8	12.8	15.3	14.3	14.8	29.7
Six years later	5.7	12.6	15.2	14.1	14.9
Seven years later	5.7	12.5	15.0	14.1
Eight years later	5.6	12.5	15.1
Nine years later	5.6	12.5
Ten years later	5.6

Cumulative deficiency/(redundancy):	$0.4	$(0.4)	$(1.7)	$(1.9)	$(3.5)	$(1.7)	$5.4	$9.3	$(3.4)	$0.1

Gross liability — originally estimated	$12.5	$21.0	$23.1	$21.0	$25.7	$39.9	$53.2	$74.0	$77.5	$86.9	$112.6
Reinsurance recoverables	7.3	8.1	6.3	5.0	7.3	8.5	19.3	39.5	40.5	29.0	37.9

Net liability — originally estimated	$5.2	$12.9	$16.8	$16.0	$18.4	$31.4	$33.9	$34.5	$37.0	$57.9	$74.7

Gross estimated liability — latest	$15.3	$19.8	$20.6	$18.3	$21.9	$38.1	$62.2	$82.0	$79.0	$87.6	$112.6
Reinsurance recoverables — latest	9.7	7.3	5.5	4.2	7.0	8.4	22.9	38.2	45.4	29.6	37.9

Net estimated liability — as of 2003	$5.6	$12.5	$15.1	$14.1	$14.9	$29.7	$39.3	$43.8	$33.6	$58.0	$74.7

Gross cumulative deficiency/(redundancy)	$2.8	$(1.2)	$(2.5)	$(2.7)	$(3.8)	$(1.8)	$9.0	$8.0	$1.5	$0.7

Net cumulative deficiency/(redundancy)	$0.4	$(0.4)	$(1.7)	$(1.9)	$(3.5)	$(1.7)	$5.4	$9.3	$(3.4)	$0.1

Reinsurance

Summary

      Reinsurance refers to an arrangement in which a company called a reinsurer agrees in a contract (often referred to as a treaty) to assume specified risks written by an insurance company (known as a ceding company) by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies. Insurance companies like us use reinsurance to reduce their exposures, to increase their underwriting capacity and to manage their capital more efficiently, among other reasons. We have historically relied on various quota share and excess of loss reinsurance treaties to maintain our exposure to loss at or below a level that is within the capacity of our capital resources to handle. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business (for example, 50% of all losses arising from non-standard automobile insurance written in a particular state in a particular year), in exchange for a corresponding percentage of premium. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses, in excess of a specified amount (called the attachment point or the ceding company’s retention), arising out of a defined class of business (for example, 80% of all losses in excess of $50 million, or all losses in excess of

$50,000 per policy, arising from non-standard auto insurance written in a particular state in a particular year). In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s loss.

      Historically, we have ceded a portion of our non-standard automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. However, we have not ceded any portion of our life insurance premiums and losses to reinsurers since the life premium volume is relatively low. Ceded premiums written were equal to 32.2%, 46.0% and 52.7% of our gross premiums written for the years ended December 31, 2003, 2002 and 2001, respectively. Increases to our statutory surplus in 2002 and 2003 enabled us to retain more of the business we underwrote and reduced our use of quota share reinsurance. In addition to quota share, we cede all of the premiums and losses associated with policies written for coverage limits in excess of the state required minimum coverages. Only a minimal amount of our non-standard automobile policies are written at these higher limits. We also maintain catastrophe excess of loss reinsurance that provides coverage for losses up to $15 million, less our retention of 100% of the first $2 million of losses and 2.5% of the losses covered under this reinsurance arrangement in order to limit our exposure to losses from a single catastrophic event such as a hurricane, earthquake, or hailstorm.

      The following amounts are reflected in our financial statements as a result of reinsurance arrangements:

	Year Ended December 31,

	2003		2002		2001

	Written	Earned	Written	Earned	Written	Earned

			($ in millions)
Direct premiums	$410.0	$370.9	$326.6	$276.1	$229.8	$200.8
Assumed premiums	25.2	24.0	8.6	8.2	8.9	6.4

Gross premiums	435.2	394.9	335.2	284.3	238.7	207.2
Ceded premiums	(140.1)	(166.4)	(154.2)	(139.3)	(125.8)	(109.2)

Net premiums	$295.1	$228.5	$181.0	$145.0	$112.9	$98.0

Reinsurance Risks

      Reinsurance is subject to certain risks, particularly credit risk, which relates to our ability to collect the payments for reinsured losses due from our reinsurers, and market risk, which affects the cost and availability of reinsurance.

      Credit Risk. We attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Following the insolvency of one of our reinsurers, Reliance Insurance Company, which resulted in our write-off of our entire $11.1 million receivable (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Operating Results — Reinsurance Recoverable Write-off”), we have implemented several changes to our reinsurance program over the past several years designed to reduce our exposures to the credit risk from uncollectible reinsurance recoverables. These changes include shifting the settlement of reinsurance premiums to an earned basis versus a written basis, requiring reinsurers to fund a trust account or provide a letter of credit in the event of a downgrade by A.M. Best below a specified level and limiting the maximum participation by any one reinsurer.

      In September 2003, the A.M. Best Company downgraded the financial strength rating of one of our reinsurers, SCOR Reinsurance Company (“SCOR”) to “B++ (Very Good)” from “A- (Excellent)”. SCOR, a participant in our reinsurance treaties since July 2001, has established a trust account for our benefit totalling $7.9 million at December 31, 2003. In addition, for settlements occurring subsequent to the downgrade, we are retaining an amount equal to the unsecured portion of their obligations to us for losses and unearned premiums.

      Our reinsurers have established letters of credit and trust accounts covering $17.5 million of their obligations to us at December 31, 2003, which resulted in unsecured reinsurance recoverables of $32.7 million as of December 31, 2003, compared to $31.4 million as of December 31, 2002. The largest unsecured recoverable from a single reinsurer was $9.2 million as of December 31, 2003, compared to $12.2 million as of December 31, 2002.

      The following table provides a summary of our reinsurance recoverables by reinsurer as of December 31, 2003.

						Amount
				Funds Held		Secured by
		Net		and Ceded		Letters of
	A.M. Best	Recoverable	Net Receivable	Premiums	Net Exposure	Credit or
Reinsurer	Rating	on Paid Losses	on Reserves	Payable	to Reinsurer	Trust Accounts

($ in millions)
AXA Corporate Solutions	A- (Excellent)	$0.6	$1.5	$—	$2.1	$2.1
Dorinco Reinsurance	A- (Excellent)	3.4	21.5	14.8	10.1	1.3
Folksamerica Reinsurance Co.	A (Excellent)	0.4	1.1	—	1.5	—
National Union Fire Insurance	A++ (Superior)	3.3	22.4	16.5	9.2	—
Overseas Partners	NR-5 (Not Rated)	1.8	4.8	—	6.6	6.2
SCOR Reinsurance Co.	B++ (Very Good)	2.6	20.0	11.9	10.7	7.9
Swiss Re America	A+ (Superior)	3.3	22.4	16.5	9.2	—
Other Reinsurers		0.3	0.6	0.1	0.8	—

Total		$15.7	$94.3	$59.8	$50.2	$17.5

      Market Risk. The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001. As a result, generally reinsurers have exited lines of business, reduced available capacity, and implemented provisions in their contracts designed to reduce or limit their exposure to loss.

      Beginning in 2001, in an effort to manage the cost of quota share reinsurance in the time of rising cost and limited availability, we added provisions for loss ratio corridors and loss ratio caps to our quota share reinsurance agreements that reduce the cost of reinsurance to us. These provisions have been structured to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer. Loss ratio corridors provide for layers of losses in which the reinsurer does not participate in the losses while loss ratio caps cut off the reinsurer’s liability for losses above a specified loss ratio. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113 “Accounting for Reinsurance Contracts”. There was no effect from the loss ratio cap provisions in our 2003, 2002 and 2001 agreements. However, the net incurred losses were increased due to the impact of loss corridor provisions by approximately $0.8 million attributed to our 2003 agreements, $0.5 million attributable to our 2002 agreements and $1.7 million attributable to our 2001 agreements.

2004 Reinsurance Program

      Quota Share. For policies written in 2004, we maintain a quota share agreement covering personal automobile insurance policies up to the respective state’s minimum statutory limits of coverage. In addition, coverages for rental, towing, and accidental death are excluded from these agreements. The agreement covers business written in our existing states (including Texas) and would cover business written in our targeted expansion states of Missouri and Virginia. The agreement provides us with the ability to cede varying amounts of business, which we refer to as cession percentages, from each of our property and casualty insurance subsidiaries.

      Dorinco Reinsurance Company (30%), National Union Fire Insurance Company of Pittsburgh (30%), a member of American International Group, Swiss Reinsurance America Corporation (30%), and AXA Re

(Paris) (10%) participate in the agreement. This agreement includes a sliding scale commission, loss ratio corridor and a loss ratio cap.

      Excess Cessions. Consistent with prior years, we entered into an excess cessions reinsurance agreement whereby the reinsurers are liable for 100% of the ultimate net losses in excess of the respective state’s compulsory and/or financial responsibility automobile liability limits. This business is ceded to SCOR Reinsurance Company (50%) and QBE Reinsurance Corporation (50%), rated “A (Excellent)” by A.M. Best.

      Catastrophe Reinsurance. We purchased property catastrophe excess of loss reinsurance that provides coverage for losses up to $15 million, less our retention of both 100% of the first $2 million of losses and 2.5% of losses covered under this reinsurance arrangement. The contract covers in force, new, renewed, and assumed personal automobile physical damage business with the maximum value per vehicle covered of $75,000. If we incur losses from a catastrophic event that results in recoveries under this contract, we have the option to purchase one reinstatement of coverage with a $26 million aggregate limitation for all losses occurring during the term of the agreement. Based on computer modeling, we believe this level of coverage is more than sufficient to cover our probable maximum loss from a once in a thousand year catastrophic event. Losses from terrorist events including nuclear, chemical and biochemical acts are excluded from coverage. Our catastrophe reinsurers for 2004 include IPCRe Limited, rated “A+ (Superior)” by A.M. Best, Endurance Specialty Insurance Limited, rated “A (Excellent)” by A.M. Best, QBE Reinsurance Corporation, XL Re Limited, rated “A+ (Superior)” by A.M. Best, and certain syndicates from Lloyd’s of London.

      Assumed Reinsurance. Effective January 1, 2003, we agreed to assume a 100% quota share percentage of certain personal automobile liability and physical damage business in Texas underwritten by Old American County Mutual Fire Insurance Company, an unaffiliated insurance company, for which we are responsible for sales, service and claims administration related to such business. We also assume a significant portion of the personal automobile physical damage business in North Carolina underwritten by State National Insurance Company, an unaffiliated insurance company for which we sell, service, finance and administer claims related to such business.

Technology

      The effectiveness of our business model depends in large part on the technology systems we have developed specifically to implement our business model. Our technology systems enable timely and efficient communication and data sharing among the various segments of our integrated operations. The coordination of the operations of our neighborhood sales offices, insurance companies, premium finance company and claims company provides us with the opportunity to use technology more effectively than many of our competitors who must communicate with unaffiliated premium finance companies and with a large number of independent agents, many of which use different computer systems that may not be fully compatible with the insurance company’s systems. Our central processing computer is an IBM iSeries located in Nashville, Tennessee, which was upgraded in October 2002. As part of our business continuity plan, we also maintain a backup IBM AS/400 in Baton Rouge, Louisiana. These systems maintain our official transaction records and are updated each night. The capacity of the iSeries computer permits historical detail to be maintained and available for use in rate analysis, projections and modeling.

      Sales Office Automation. We strive to standardize and integrate the technology systems between and among our subsidiaries that facilitate the automated capture of information at the earliest point in the sales cycle. All of our neighborhood sales office computers transmit information directly to our central processing computer located in Nashville where policy information and premium finance agreement data are added to our systems with nominal additional manual handling. Our sales offices also have immediate on-line access to current information on policies and premium finance agreements by a common computer interface or through a distributed database downloaded from our iSeries central processing computer.

      We strive to enhance the current sales office system and improve our back office integration. These systems include features for issuing policies and premium finance agreements, processing new business and renewals, generating all necessary documents at the neighborhood sales offices, and, in the future, for processing all endorsements. Ultimately, we expect to eliminate the mailing of declaration pages, ID cards, payment coupon books and other documents from the main office. Connection to the iSeries is through an Internet virtual private network.

      Integration of Insurance and Premium Finance Systems. The integration of the policy processing and premium finance computer systems reduces much of the time consuming paper-based transactions that typically arise in this process. Technology is used to process policy cancellations, reinstatements and return premiums between our insurance subsidiaries and our premium finance company, resulting in reduced overhead, more timely information and improved customer service. Throughout this process, our systems generate the appropriate statutory notices which are mailed automatically to the insured.

      Payment Processing. Most of our customers revisit our sales offices at least monthly to make a periodic payment on their premium finance agreement. System generated receipts are required for all payments collected in our sales offices. Our sales offices generate balancing reports at the end of each day, prepare bank deposit documents and transmit all payment records to our Nashville office. Depository accounts are swept daily, which results in prompt availability of funds. Typically, premium finance agreement payments are automatically applied to the applicable premium finance agreement during the night following their collection in our sales offices. This results in fewer notices of intent to cancel being generated from the premium finance company and fewer policies being canceled by the insurance company, which must be reinstated if a customer’s late payment is processed after cancellation. Thus, not only are mailing costs reduced, but we believe that unnecessary policy cancellations also are kept to a minimum, which in turn leads to better customer relations.

Ratings

      A.M. Best rates insurance companies based on factors of concern to policyholders. Three of our property and casualty insurance subsidiaries have been assigned a “B (Fair)” rating and our other property and casualty insurance subsidiary has been assigned a “B- (Fair)” rating. A.M. Best assigns 15 ratings to insurance companies, which currently range from “A++ (Superior)” to “F (In Liquidation)”.

      “B (Fair)” and “B- (Fair)” are the seventh and eighth highest ratings, respectively. Publications of A.M. Best indicate that the “B (Fair)” and “B-(Fair)” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders, and are not evaluations directed to potential or current investors in our common stock and are not recommendations to buy, sell or hold our common stock.

      Financial institutions and reinsurance companies use the A.M. Best ratings to help assess the financial strength and quality of insurance companies. The current ratings of our property and casualty insurance subsidiaries or their failure to maintain such ratings may dissuade a financial institution or reinsurance company from conducting business with us or increase our interest or reinsurance costs. We do not believe that most customers are motivated to purchase our products and services based on our A.M. Best rating.

Insurance Subsidiaries

      We currently have six insurance subsidiaries. Four are property and casualty insurance companies and two are life insurance companies. The following table lists our insurance subsidiaries and their states of domicile.

Subsidiary	State of Domicile

Direct General Insurance Company	South Carolina(1)
Direct Insurance Company	Tennessee
Direct General Insurance Company of Louisiana	Louisiana
Direct General Insurance Company of Mississippi	Mississippi
Direct Life Insurance Company	Georgia
New York Life and Health Insurance Company	Delaware(2)

(1)	Direct General Insurance Company is also commercially domiciled in Florida.

(2)	We are in the process of filing an application to have New York Life and Health Insurance Company redomesticated to South Carolina and its name changed to Direct General Life Insurance Company.

Regulatory Environment

      Insurance Regulation Generally. We and our insurance subsidiaries are regulated by governmental agencies in the states in which we conduct business and also are subject to various federal statutes and regulations. State insurance regulations generally are designed to protect the interests of policyholders, state insurance consumers or claimants rather than shareholders or other investors. These state regulations vary by jurisdiction but, among other matters, usually involve:

•	regulating premium rates and forms;

•	setting minimum solvency standards;

•	setting capital and surplus requirements;

•	licensing companies, agents and, in some states, adjusters;

•	setting requirements for and limiting the types and amounts of investments;

•	establishing requirements for the filing of annual statements and other financial reports;

•	conducting periodic statutory examinations of the affairs of insurance companies;

•	requiring prior approval of changes in control and of certain transactions with affiliates;

•	limiting the amount of dividends that may be paid without prior regulatory approval; and

•	setting standards for advertising and other market conduct activities.

      Required Licensing. We operate under licenses issued by various state insurance, consumer credit and banking authorities. Such licenses may be of perpetual duration or renewable periodically, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages, agency and claims services, and premium finance products that may be offered in the licensing state. Such licenses are typically issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to our business are in good standing. Currently, we hold property and liability insurance licenses in the states of Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, South Carolina and Tennessee. Also, we hold managing general agency licenses in Florida and Texas and life insurance licenses in 44 states and the District of Columbia. We hold the required premium finance licenses in all states in which we currently operate. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing.

      Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance subsidiaries conduct business. These regulations require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system domiciled in that state. We have insurance subsidiaries that are organized and domiciled or commercially domiciled under the insurance statutes of each of Delaware, Florida, Georgia, Louisiana, Mississippi, South Carolina and Tennessee. The insurance laws in each of these states similarly provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. Generally, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company (5% or more in Florida) is presumed to have acquired control of the domestic insurer.

      Restrictions on Paying Dividends. We rely, in part, on receiving dividends from our insurance subsidiaries to meet our cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for our insurance subsidiaries to declare and pay extraordinary dividends to us. The maximum amount of dividends our insurance subsidiaries can pay us during 2004 without regulatory approval is $10.5 million. The payment of dividends is limited by the amount of surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect.

      Regulation of Rates and Policy Forms. Most states in which our insurance subsidiaries operate have insurance laws requiring insurance companies to file premium rate schedules and policy or coverage forms for review and approval. In many cases, such rates and policy forms must be approved prior to use. State insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. Property and casualty insurers are generally unable to implement rate increases until they show that the costs associated with providing such coverage have increased. The speed at which an insurer can change rates in response to competition or to increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. There are three basic rate administration systems: (i) the insurer must file and obtain regulatory approval of the new rate before using it; (ii) the insurer may begin using the new rate and immediately file it for regulatory review; or (iii) the insurer may begin using the new rate and file it within a specified period of time for regulatory review. Under all three rating systems, the state insurance regulators have the authority to disapprove the rate subsequent to its filing. Thus, insurers who begin using new rates before the rates are approved may be required to issue premium refunds or credits to policyholders if the new rates are ultimately deemed excessive and disapproved by the applicable state insurance authorities. In addition, in some states, there has been some pressure in the past years to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates.

      Shared or Residual Markets. As a condition of maintaining our automobile insurance licenses to do business in various states, like other insurers, we are required to participate in mandatory shared market mechanisms or state pooling arrangements. The purpose of these state-mandated arrangements is to provide insurance coverages to individuals who, because of poor driving records or other underwriting reasons, are unable to purchase such coverage voluntarily provided by private insurers. These risks are assigned to all insurers licensed in the state and the maximum volume of such risks that any one insurer may be assigned typically is based on that insurer’s annual premium volume in that state. While this mandated business typically is not profitable for us, our underwriting results related to these states’ organizations have not been material to our overall results of operations and financial condition.

      Guaranty Funds. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written in that state. In most states guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liability.

      Investment Regulation. Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture.

      Other Insurance Regulatory Initiatives and Proposed Legislation. Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Examples of these regulatory initiatives and proposals that may affect our business or operations include:

•	the approval by the U.S. House of Representatives in June 2003 and consideration by the U.S. Senate of class action tort reform legislation that would allow defendants to move large national class actions from state courts to federal courts. The legislation also purports to provide protections to consumer class members;

•	restrictions on the use of credit scoring by insurance companies when deciding whether to cover, or how much premium to charge, potential customers, which have been in recent years, and continue to be, a frequent subject of state legislation. On the federal level, a U.S. House of Representatives subcommittee has held hearings to determine whether credit scoring is a fair and cost effective tool for assessing risk;

•	the examination by committee hearings of the U.S. House of Representatives of whether federal legislation is needed to establish uniform standards for state insurance regulation. The National Association of Independent Insurers (now known as The Property Casualty Insurers of America) has stated that it expects legislation to be introduced in the House that would address areas of concern such as product availability, speed to market of new products, and insurance agent licensing;

•	the implementation of the Fair and Accurate Credit Transactions Act and the duties and responsibilities that will be imposed on insurers concerning affiliate sharing of information and adverse action notices;

•	the proposal by NAIC to use a “best practices” process to develop a market conduct model that would apply consistent standards among multiple state insurance departments;

•	reevaluation by the NAIC of current RBC formulas which could lead to a recommendation to change the “company action level” in the RBC Model Act (see “Regulatory Environment — Risk Based Capital”);

•	various state legislative initiatives that purport to benefit or provide protection to automobile insurance consumers, such as the recent enactment in Florida of limits on the amount of deductibles that insurers may offer their customers;

•	individual state statutes and developing regulations concerning consumer privacy, including the mandate for creating specific written programs to safeguard customers’ privacy; and

•	legislation in Texas that requires, among other things, the Department of Insurance to (i) approve premium rates and policy forms filed by county mutual insurance companies and (ii) conduct periodic examinations of the books and records of such insurance companies. This legislation will make county mutual insurance companies more closely resemble other property and casualty insurers conducting business in Texas.

      Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellations and non-renewals and that subject business withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.

      Premium Finance Regulation. Our premium finance subsidiary is regulated by governmental agencies in states in which it conducts business. The agency responsible for such regulation varies by state, but generally is the banking department or the insurance department of the applicable state. These regulations, which generally are designed to protect the interests of our policyholders who elect to finance their insurance premiums, vary by jurisdiction, but usually, among other matters, involve:

•	regulating the interest rates, fees and service charges we may charge our customers;

•	imposing minimum capital requirements for our premium finance subsidiary or requiring surety bonds in addition to or as an alternative to such capital requirements;

•	governing the form and content of our financing agreements;

•	prescribing minimum notice and cure periods before we may cancel a customer’s policy for non-payment under the terms of the financing agreement;

•	prescribing timing and notice procedures for collecting unearned premium from the insurance company, applying the unearned premium to our customer’s premium finance account, and, if applicable, returning any refund due to our customer;

•	establishing standards for filing annual financial reports of our premium finance company;

•	requiring our premium finance company to qualify for and obtain a license and to renew the license each year;

•	conducting periodic financial and market conduct examinations and investigations of our premium finance company and its operations; and

•	requiring prior notice to the regulating agency of any change of control of our premium finance company.

      The following table sets forth the maximum permissible interest rate in the nine states in which we currently finance insurance premiums:

State	Permissible Interest Rate

Arkansas	Variable	(1)(2)
Florida	12.0%	(3)
Georgia	12.0%	(3)
Kentucky	12.0%	(3)
Louisiana	36.0%	(2)
Mississippi	24.0%	(2)
North Carolina	12.0%	(3)
South Carolina	12.0%	(3)
Tennessee	24.0%	(2)

(1)	The maximum allowable interest rate in Arkansas is equal to 500 basis points above the Federal Reserve discount rate on 90-day commercial paper.

(2)	In these states the maximum permissible interest rate is calculated on an “actuarial” basis, meaning that the interest is calculated to apply to the average of balances outstanding throughout the period of indebtedness.

(3)	In these states the maximum permissible interest rate is calculated on an “add-on” basis, meaning that the annual interest rate is applied to the initial amount financed.

      Four of these nine states require our premium finance subsidiary to maintain a specified minimum net worth, post a surety bond or deposit securities with the state regulator.

      In addition, our premium finance business is subject to the federal Truth-in-Lending Act and similar state statutes, and in Arkansas, which has not enacted a premium finance statute, we generally are subject to state usury laws that are applicable to consumer loans.

      Privacy Regulations. In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which protects consumers from the unauthorized dissemination of certain personal information. Subsequently, the majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition.

      Regulation of Our Ancillary Product Vendors. The vendors of the ancillary products and services we offer to our customers are also subject to various federal and state laws and regulations. The failure of any vendor to comply with such laws and regulations could affect our ability to sell the ancillary products or services of that particular vendor. However, we believe that there are adequate alternative vendors of all the material ancillary products and services sold by us.

      Licensing of Our Employee Agents and Adjustors. Generally, all of our employees who sell, solicit or negotiate insurance are required to be licensed by the state in which they work for the applicable line or lines of insurance they offer. Our employee-agents generally must renew their licenses annually and complete a certain number of hours of continuing education. In certain states in which we operate, insurance claims adjusters are also required to be licensed and some must fulfill annual continuing education requirements.

      Trade Practices. The manner in which insurance companies and insurance agents conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include, but are not limited to:

•	disseminating false information or advertising;

•	defamation;

•	boycotting, coercion and intimidation;

•	false statements or entries;

•	unfair discrimination;

•	rebating;

•	lessening competition by a stock transaction;

•	improper replacement of life insurance;

•	improper use of proprietary information;

•	illegal dealings in premiums;

•	excess or reduced charges for insurance; and

•	sliding, packaging and other deceptive sales conduct.

      We set business conduct policies and provide regular training to make our employee-agents and other sales personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.

      Claims Practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Unfair claims practices include, but are not limited to:

•	misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;

•	failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies;

•	failing to affirm or deny coverage of claims within a reasonable time after proof of loss statements have been completed;

•	attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled;

•	attempting to settle claims on the basis of an application which was altered without notice to or knowledge or consent of the insured;

•	making known to insureds or claimants a policy of appealing from arbitration awards in favor of insureds or claimants for the purpose of compelling them to accept settlements or compromises less than the amount awarded in arbitration;

•	delaying the investigation or payment of claims by requiring an insured, claimant, or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contain substantially the same information;

•	failing to promptly settle claims, where liability has become reasonably clear, under one portion of the insurance policy coverage in order to influence settlements under other portions of the insurance policy coverage; and

•	not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.

      We set business conduct policies and conduct regular training to make our employee-adjusters and other claims personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.

      Quarterly and Annual Financial Reporting. We are required to file quarterly and annual financial reports with states utilizing statutory accounting practices that are different from GAAP, which reflect our insurance subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For a summary of the significant differences for our insurance subsidiaries between statutory accounting practices and GAAP, see Note 11 to our audited consolidated financial statements included in this report.

      Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination.

      Risk Based Capital. In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law for RBC applies to both life and property and casualty companies. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2003, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part.

      IRIS Ratios. The NAIC Insurance Regulatory Information System or IRIS is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial.

      As of December 31, 2003, Direct General Insurance Company, Direct General Insurance Company of Louisiana and Direct Life Insurance Company, each had three IRIS ratios outside the usual range; Direct Insurance Company had two IRIS ratios outside the usual range and Direct General Insurance Company of Mississippi had four IRIS ratios outside the usual range. The majority of the unusual results were attributable to the significant growth in premiums and surplus, low investment yields due to the current interest rate environment and the fact that the majority of our capital contributions occurred late in the year. We do not expect any material regulatory action as a result of these unusual results.

Risks Related to Our Business

Because our core product is non-standard personal automobile insurance, our business may be adversely affected by negative developments in the conditions in this industry.

      Approximately 97% of our gross premiums written for 2003 were generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us, compared to more diversified insurers that also sell other types of automobile insurance products.

      For example, in the late 1990s, the automobile insurance industry experienced severe price competition, rapidly rising medical costs and high levels of fraudulent claims which resulted in a significant deterioration in underwriting profitability. According to the Insurance Information Institute, an insurance industry research organization, the cost of automobile insurance declined in 1998 and 1999. During this same period and in 2000, as indicated in this report, the amount of claims paid by automobile insurers rose sharply, particularly with respect to personal injury claims. The combination of these events adversely impacted our underwriting results and the underwriting results of most of our competitors.

      Because of the currently favorable pricing conditions in our industry, it is likely that new competitors will enter the market and existing insurers will attempt to increase market share by lowering rates. These conditions could cause us to lose market share or have a material adverse effect on our underwriting results due to a reduction in our underwriting margin.

Because we write a substantial number of insurance policies in Florida and Tennessee, our business may be adversely affected by conditions in these states.

      In 2003, approximately 51% and 14% of our gross premiums written were generated from non-standard personal automobile and life insurance policies written in Florida and Tennessee, respectively. Our revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. For example, from 1998 through 2001, our underwriting results in Florida were adversely affected by high levels of fraudulent claims and increased price competition. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse regulatory developments in Florida or Tennessee, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases or fundamental changes to the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us.

      Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions generally result in higher incidence of automobile accidents and an increase in the number of claims filed as well as the amount of compensation sought by claimants.

      Because some of our insureds live near the coastlines of the Atlantic Ocean and the Gulf of Mexico, we have potential exposure to catastrophic losses related to hurricanes and major coastal storms. We currently maintain property catastrophe excess of loss reinsurance, excluding terrorism and acts of war, that provides coverage for losses up to $15 million, less our retention of both 100% of the first $2.0 million of losses and 2.5% of losses covered under this reinsurance arrangement. In the event a major catastrophe were to occur resulting in property losses to us in excess of our coverage, our losses could have a material adverse effect on our results of operations and financial condition.

Our business is highly competitive, which may make it difficult for us to market our core products effectively and profitably.

      The non-standard personal automobile insurance business is highly competitive. We compete with other insurers that, in most cases, sell through independent agencies. We also compete with insurers that sell insurance policies directly to their customers. We believe that our primary insurance company competition comes not only from national companies or their subsidiaries, such as the Progressive insurance group, the Allstate insurance group, the Infinity insurance group, the State Farm insurance group, the Berkshire Hathaway insurance group (including GEICO) and the Bristol West insurance group, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we operate.

      Based upon written premium data compiled from A.M. Best, we believe that, as of December 31, 2002, ten insurance groups accounted for approximately 70% of the approximately $30 billion non-standard market segment. Further, based upon our direct written premiums for 2002, we believe that, as of December 31,

2002, we would be ranked 17th nationally and sixth in the nine states in which we operated among non-standard automobile insurers, using the 2002 market data compiled from A.M. Best.

      Some of our competitors have substantially greater financial and other resources than we have, and they may offer a broader range of products or offer competing products at lower prices. Our results of operations and financial condition could be materially and adversely affected by a loss of business to competitors offering similar insurance products at lower prices or having other competitive advantages.

Our results may fluctuate as a result of cyclical changes in the personal automobile insurance industry.

      The personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. We believe that during 2001, 2002 and 2003, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. However, new competitors may enter this market and existing competitors may attempt to increase market share by lowering rates. Such conditions would cause a downturn in the current cycle and could negatively impact our revenues and profitability.

Current ratings of our insurance subsidiaries or any failure of our insurance subsidiaries to maintain current financial strength ratings could materially and adversely affect our business and our ability to obtain financing or reinsurance at favorable rates.

      A.M. Best provides a variety of products and services to the insurance industry and is generally considered to be a leading authority on insurance company ratings and information. Three of our property and casualty insurance subsidiaries have been assigned a “B (Fair)” rating and our other property and casualty insurance subsidiary has been assigned a “B- (Fair)” rating. A.M. Best assigns 15 ratings to insurance companies, which currently range from “A++ (Superior)” to “F (In Liquidation)”.

      “B (Fair)” and “B- (Fair)” are the seventh and eighth highest ratings, respectively, issued by A.M. Best. Publications of A.M. Best indicate that the “B (Fair)” and “B- (Fair)” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance, and ability to meet its obligations to policyholders and are not evaluations directed to potential or current investors in our common stock and are not recommendations to buy, sell, or hold our common stock.

      Financial institutions and reinsurance companies use the A.M. Best insurance ratings to help assess the financial strength and quality of insurance companies. The current ratings of our property and casualty insurance subsidiaries or their failure to maintain such ratings may dissuade a financial institution or reinsurance company from conducting business with us or increase our interest or reinsurance costs. See “Business — Ratings”.

Our principal shareholder has the ability to control our operations, including the election of our directors.

      The William C. Adair, Jr. Trust, over which Ms. Tammy Adair, our Executive Vice President, has sole voting control, beneficially owns approximately 29.06% of our common stock. Ms. Adair, as trustee, has the ability to affect significantly the composition of our board of directors and the approval of any action requiring a shareholder vote, including amendments to our charter or bylaws and approvals of mergers or sales of substantially all of our assets. The interests of the trustee and the beneficiaries of the trust may differ from the interests of our other shareholders.

As a holding company, we are dependent on the results of operations of our operating subsidiaries and the regulatory and contractual capacity of our operating subsidiaries to pay dividends to us.

      We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our operating subsidiaries. State insurance laws limit the ability of our insurance subsidiaries to pay dividends and require our insurance subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance subsidiaries to pay dividends to us without prior notice to, or approval of, regulatory authorities and the timing of such payments. During 2004, our insurance subsidiaries will be able to pay maximum dividends of $10.5 million to Direct General Corporation without seeking regulatory approval. Dividends from our premium finance subsidiary are limited by the minimum capital requirements in applicable state regulations and by covenants in our loan agreements that require approval of our lenders. There are no other restrictions on payments of dividends from our subsidiaries except for typical state corporation law requirements. Consequently, our ability to repay debts, pay expenses and pay cash dividends to our shareholders may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Sources and Uses of Funds” and “Business — Regulatory Environment — Restrictions on Paying Dividends”.

We are subject to comprehensive regulation that may restrict our ability to earn profits.

      Our insurance, agency and premium finance subsidiaries are subject to comprehensive regulation and supervision by the insurance and financial institution departments in the states where our subsidiaries are domiciled and where our subsidiaries sell insurance products, issue policies, finance premiums and handle claims. Certain regulatory restrictions and prior approval requirements may affect our subsidiaries’ ability to operate, innovate, obtain necessary rate adjustments in a timely manner or may increase our cost and reduce profitability.

      Supervision and regulation by insurance and financial institution departments extend, among other things, to:

      Required Licensing. We operate under licenses issued by various state insurance, consumer credit and banking authorities. These licenses govern, among other things, the types of insurance coverages, agency and claims services, and premium finance products that we may offer consumers in these states. Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing. If a regulatory authority denies or delays granting such new license, our ability to enter new markets quickly or offer new products we believe will be profitable can be substantially impaired. See “Business — Regulatory Environment — Required Licensing.”

      Transactions Between Insurance Companies and Their Affiliates. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance subsidiaries conduct business. Our insurance subsidiaries are organized and domiciled or commercially domiciled under the insurance statutes of Delaware, Florida, Georgia, Louisiana, Mississippi, South Carolina and Tennessee. The insurance laws in these states provide that all transactions among members of an insurance holding company system must be fair and reasonable. Transactions between our insurance subsidiaries and other members of our holding company system generally must be disclosed to the state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently. See “Business — Regulatory Environment — Insurance Holding Company Regulation.”

      Regulation of Premium Rates and Approval of Policy Forms. The insurance laws of most states in which our insurance subsidiaries operate require insurance companies to file premium rate schedules and insurance policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory. The speed at which we can change our rates in response to competition or to increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance regulators have the authority to disapprove our requested rates. Thus, if as permitted in some states, we begin using new rates before they are approved, we may be required to issue premium refunds or credits to our policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. In addition, in some states, there has been some pressure in past years to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. In states where such pressure is applied, our ability to respond to market developments or increased costs in that state can be adversely affected. See “Business — Regulatory Environment — Regulation of Rates and Policy Forms.”

      Investment Restrictions. Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. See “Business — Regulatory Environment — Investment Regulation.”

      Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. To date, none of these restrictions has had an impact on our operations or strategic planning in the states in which we operate. However, these laws and regulations that limit cancellations and non-renewals and that subject business withdrawals to prior approval restrictions could limit our ability to exit unprofitable markets or discontinue unprofitable products in the future. See “Business — Regulatory Environment — Restrictions on Cancellation, Non-Renewal or Withdrawal.”

      Other Regulations. We must also comply with regulations involving, among other things:

•	the use of non-public consumer information and related privacy issues;

•	investment restrictions;

•	the use of credit history in underwriting and rating;

•	the payment of dividends;

•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	the involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

•	reporting to state regulators with respect to financial condition;

•	periodic reporting, corporate governance and other compliance requirements imposed by the Sarbanes-Oxley Act of 2002 and other federal laws and regulations applicable to publicly traded companies; and

•	rules and regulations of the Nasdaq National Market, on which our common stock is listed for trading.

      In addition, our premium finance business is subject to the federal Truth-in-Lending Act and similar state statutes, and in states where premium finance statutes have not been enacted, we generally are subject to state usury laws that are applicable to consumer loans. See “Business — Regulatory Environment”.

Regulation may become more extensive in the future, which may adversely affect our business.

      We cannot assure you that states will not make existing insurance laws and regulations more restrictive in the future or enact new restrictive laws. In such events, we may seek to reduce our writings in, or to withdraw entirely from, these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We are unable to predict whether and to what extent new laws and regulations that would affect our business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on our operations, profitability and financial condition.

Our insurance and premium finance subsidiaries are subject to capital requirements, and our failure to meet these standards could subject us to regulatory actions.

      Our insurance subsidiaries are subject to risk-based capital standards (which we refer to in this report as RBC standards) and other minimum capital and surplus requirements imposed under the laws of their states of domicile. The RBC standards, based upon the RBC Model Act adopted by the National Association of Insurance Commissioners (which we refer to in this report as the NAIC) require our insurance subsidiaries to report their results of risk-based capital calculations to the state departments of insurance and the NAIC. Our premium finance subsidiary is subject to minimum capital requirements imposed under the laws of some of the states in which it conducts business.

      Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject our insurance subsidiaries or our premium finance subsidiary to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business or engaging in finance activities, state supervision or even liquidation. Any changes in existing RBC requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2003, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part and our premium finance subsidiary was in compliance with the minimum capital requirements of the applicable state regulations. See “Business — Regulatory Environment”.

New pricing, claim, coverage and financing issues and class action litigation are continually emerging in the automobile insurance industry, and these new issues could adversely impact our revenues or our methods of doing business.

      As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages, business practices and premium financing plans may emerge. These issues can have an adverse effect on our business by changing the way we price our products, by extending coverage beyond our underwriting intent, or by increasing the size of claims. Recent examples of some emerging issues include:

•	concerns over the use of an applicant’s credit score and zip code as a factor in making risk selections and pricing decisions;

•	a growing trend of plaintiffs targeting automobile insurers, including us, in purported class action litigation relating to claims-handling practices, such as the permitted use of aftermarket (non-original equipment manufacturer) parts, total loss evaluation methodology and the alleged diminution in value to insureds’ vehicles involved in accidents;

•	a relatively new trend of plaintiffs targeting insurers, including automobile insurers, in purported class action litigation which seek to recharacterize installment fees and other allowed charges related to insurers’ installment billing programs (which we currently do not employ, but could implement in the future) as interest that violates state usury laws or other interest rate restrictions; and

•	attempts by plaintiffs to initiate purported class action litigation targeting premium finance operations relating to unearned interest rebates and the collection of service and finance charges.

      The effects of these and other unforeseen emerging issues could negatively affect our revenues or our methods of doing business.

Our assumed reinsurance arrangements may be deemed to be the unauthorized business of insurance.

      Our agency subsidiaries have sold non-standard automobile insurance for State National Specialty Insurance Company in North Carolina and currently sell non-standard automobile insurance in North Carolina for that company’s affiliate, State National Insurance Company. We also service, finance and administer claims related to this business. One of our insurance subsidiaries reinsures a 100% quota share percentage of State National’s physical damage business in North Carolina. In January 2003, we began assuming a 100% quota share percentage of the non-standard personal automobile liability and physical damage business in Texas underwritten by Old American County Mutual Fire Insurance Company, an unaffiliated insurance company, for which we are responsible for the sales, service, and claims administration related to such business.

      We believe that these arrangements comply with applicable law and we are not aware of any pending regulatory or legislative action that could affect these arrangements. However, we can provide no assurance that the state legislatures or insurance regulators of North Carolina and Texas will continue to permit these types of assumed reinsurance arrangements whereby all or substantially all of the insurance risk is transferred to a single assuming reinsurer that is not a licensed insurer in that state. If not, then insurance regulators in these states could construe our assumed reinsurance arrangements as the conduct of the unauthorized business of insurance by us, or the aiding and abetting by the policy issuing companies of the unauthorized business of insurance. Any such adverse regulatory decision may have a material adverse effect on our results of operations.

Our largely fixed cost structure would work to our disadvantage if our sales volume were to decline significantly.

      Because of our emphasis on the use of employee-agents, our cost of acquiring business is largely fixed. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense and combined ratios, which we believe is one of the significant advantages of our business model. However, in times of declining sales volume, the opposite would occur. A decline in sales volume could decrease our profitability, cause us to close some of our neighborhood sales offices or lay-off employee-agents to manage our expenses.

Our inability to refinance our current lines of credit or obtain additional financing could have an adverse effect on our premium finance revenue.

      Through our premium finance subsidiary, we finance almost all of the insurance policies we sell. Our working capital needs are substantially dependent on bank lines of credit that include covenants requiring us to pass specified financial tests and to refrain from certain kinds of actions. Such actions include incurring or guaranteeing additional indebtedness; granting mortgages or liens on our and certain of our subsidiaries’ assets; selling our premium finance subsidiary receivables; merging into, consolidating with, or acquiring the assets of another business corporation outside defined limitations; disposing of all or a substantial portion of our assets; making loans or investments other than to our subsidiaries; or entering into a new line of business not related to insurance, financial and related services. In the event we fail to meet our covenants or are unable to refinance, replace or increase our bank line of credit on economically feasible terms, our income and the marketability of our insurance products could be adversely affected. An alternative to financing our policies through our premium finance subsidiary would be to finance or installment bill the policies through our insurance subsidiaries, which would eliminate the requirement for outside working capital. However, certain regulatory restrictions may make it more difficult to finance other insurance products which could adversely affect our results of operations.

Our losses and loss adjustment expenses may exceed our reserves, which would adversely impact our results of operations and financial condition.

      We record reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. The amount of reserves is based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process. This uncertainty arises from a number of factors, including the difficulty in predicting the rate of inflation and the rate and direction of changes in trends, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, ongoing changes in claims settlement practices can lead to changes in loss payment patterns, which are used to estimate reserve levels. If our reserves prove to be inadequate, we would be required to increase them and would charge the amount of such increase to our earnings in the period in which the deficiency is recognized. Due to the inherent uncertainty of estimating reserves, it has been necessary, and will over time continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and policy expenses, and these revisions can cause our results to fluctuate. For the year ended December 31, 2003, we experienced adverse reserve development that increased our losses and loss adjustment expenses incurred by $0.1 million. During the year ended December 31, 2002, our reserves for prior years developed favorably, which resulted in reductions in losses and loss adjustment expenses incurred of $5.5 million. For the year ended December 31, 2001, we experienced adverse reserve development that increased our losses and loss adjustment expenses incurred by $7.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Expenses — Insurance Losses and Loss Adjustment Expenses” for a discussion of the reasons for these changes. The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Consequently, ultimate losses could materially exceed loss reserves and have a material adverse effect on our results of operations and financial condition. See “Business — Regulatory Environment”.

We are party to litigation, which, if decided adversely to us, could affect our business, results of operations or financial condition.

      We are named as a defendant in various legal actions arising out of claims made in connection with our insurance policies, our premium finance agreements, other contracts we have entered into, our relationships with our employees and other matters. These legal actions include nine purported class action lawsuits:

•	one alleges we wrongfully calculated unearned interest rebates owed to customers on prepaid premium finance accounts;

•	six allege we violated Florida law regarding payments to medical magnetic resonance imaging providers;

•	one alleges we improperly cancelled insurance policies; and

•	one alleges we charged and collected unlawful service and finance charges with respect to the financing of purported automobile club memberships in violation of Florida law.

      In addition, during 2003 we settled a class action lawsuit in Tennessee in which approximately 130 persons purported to give notice that they elected not to participate in the settlement. Some or all of these persons could file individual actions or join together and file an additional purported class action lawsuit. A majority of these persons are represented by a single law firm; this increases the risk that an additional class action lawsuit may be filed.

      We intend to vigorously defend each of these lawsuits. However, all litigation is unpredictable and the ultimate outcome of these cases is uncertain. These matters are in their early procedural stages, and thus we are unable to predict the likelihood or range of our potential liability or the potential financial impact on our future operations, if we are not able to successfully defend or settle these cases. Also, we are unable to predict the effect that these pending lawsuits, or similar lawsuits filed against us in the future, may have on our business, financial condition and results of operations.

      In addition, our Chairman, Chief Executive Officer and President has been named as a defendant in a lawsuit that alleges misrepresentation and breach of contract that resulted in a loss of commissions to the plaintiff. We are not named as a defendant in this lawsuit; however, the plaintiff’s counsel has recently stated an intention to add us as a defendant. If we are named as a defendant in this lawsuit, we will vigorously defend against any claims. See “Legal Proceedings”.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

      Our future success will depend, in part, upon the efforts of our executive officers. The loss of any of these officers or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. We have employment agreements with William C. Adair, Jr., Jacqueline C. Adair, Tammy R. Adair, Barry D. Elkins and William J. Harter. We do not have key person insurance on the lives of any of our key management personnel. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Our investment portfolio may suffer reduced returns or losses which could reduce our profitability.

      Our results of operations depend, in part, on the performance of our invested assets. As of December 31, 2003, 99.5% of the fair value of our investment portfolio was invested in debt securities, primarily in liquid state, municipal, corporate and federal government bonds and 0.5% in other short-term investments. Fluctuations in interest rates affect our returns on, and the fair value of, fixed income securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income and increase or decrease our shareholders’ equity. As of December 31, 2003 and 2002, pretax net unrealized gains in our investment portfolio amounted to $1.1 million and $4.3 million, respectively. Interest rates in the United States are currently low relative to recent historical levels. Based on data compiled from Bloomberg L.P., the pretax yield on U.S. Treasury securities with a five-year maturity has steadily declined over the past few years from approximately 6.3% at December 31, 1999 to approximately 3.2% at December 31, 2003. An increase in interest rates could reduce the fair value of our investments in debt securities. As of December 31, 2003, the impact of an immediate 100 basis point increase in market interest rates on our debt securities portfolio would have resulted in an estimated decrease in fair value of 4.1% or approximately $10.8 million. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and realized investment gains and could result in investment losses to our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments”.

We may not be successful in reducing our risk and increasing our underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations.

      In order to reduce our underwriting risk and increase our underwriting capacity, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Historically, we have ceded a portion of our non-standard automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. However, we have not ceded any portion of our life insurance premiums and losses to reinsurers since the life premium volume is relatively low. Ceded premiums written were equal to 32.2%, 46.0% and 52.7% of our gross premiums written for the years ended December 31, 2003, 2002 and 2001, respectively. The availability, cost and structure of reinsurance protection is subject to changing market conditions, which are outside of our control. In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss.

      Although the reinsurer is liable to us to the extent we transfer, or “cede,” risk to the reinsurer, we remain ultimately liable to the policyholder on all risks reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover claims made to our reinsurers in a timely manner, if at all. As of December 31, 2003, we had a total of $32.7 million of unsecured reinsurance recoverables, which represented 18.4% of our total shareholders’ equity, and our largest unsecured recoverable from a single reinsurer was $9.2 million, which represented 5.2% of our total shareholders’ equity. In addition, if insurance departments deem that under our existing or future reinsurance contracts the reinsurer does not assume significant risk and has a reasonable possibility of significant loss, we may not be able to increase our ability to write business based on this reinsurance. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Because we have reduced our use of quota share reinsurance, we will retain more risk, which could result in losses.

      We currently use quota share reinsurance primarily to increase our underwriting capacity and to reduce our exposure to losses. Quota share reinsurance refers to a form of pro rata reinsurance arrangement pursuant to which the reinsurer participates in a specified percentage of the premiums and losses on every risk that comes within the scope of the reinsurance agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance” and “Business — Reinsurance”. During 2003, we reduced, but did not eliminate, our use of quota share reinsurance. Thus, we will retain and earn more of the premiums we write, but also retain more of the related losses. Reducing our use of quota share reinsurance has increased our risk and exposure to such losses, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

      Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to support our direct marketing operations, as well as to process new and renewal business, provide customer service, make claims payments, support premium financing activities, and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. We have a highly trained staff that is committed to the continual development and maintenance of these systems. However, the failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity or such third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This could result in a material adverse effect on our business. See “Business — Technology”.

      We maintain insurance on our real property and other physical assets. This insurance will not compensate us for losses that may occur due to disruptions in service as a result of a computer, data processing or telecommunication systems failure that is unrelated to covered property damage, nor will such insurance necessarily compensate us for all losses resulting from covered events. We maintain redundant systems or facilities for our principal information services to help maintain functionality and reduce the risk of significant interruptions of our operations.

We may have difficulties in managing our expansion into new markets, and we may not be successful in identifying agency acquisition candidates or integrating their operations.

      Our future growth plans include expanding into new states by acquiring the business and assets of local agencies, opening new sales offices, introducing additional insurance products, and retaining more of our insurance risk by reducing our use of reinsurance. Our future growth will face risks, including risks associated with obtaining necessary licenses, the proper design and pricing of our products, our ability to identify, hire and train new claims and sales employees and our ability to identify agency acquisition candidates or, if acquired, to integrate their operations. In addition, we may acquire business in states in which market and other conditions may not be favorable to us. For example, we commenced writing business in Florida in 1998 through the acquisition of the business and assets of a 64 office agency, and continued our expansion into Florida in 1999 by arranging to distribute our policies through a 42 office independent insurance agency, the assets and business of which we acquired in 2003. Our entrance into the Florida market was at the beginning of a period of significant deterioration of results due largely to increased levels of state-wide fraud in Florida’s required personal injury protection coverage that was further compounded by a period of increased price competition. Accordingly, from 1998 to 2000, our overall loss ratio increased approximately 24 points due to the results of our Florida business.

      Our inability to identify and acquire agency acquisition candidates could hinder our growth by slowing down our ability to expand into new states. If we do acquire additional agencies, we could suffer increased costs, disruption of our business and distraction of our management if we are unable to integrate the acquired agencies into our operations smoothly. Our expansion will also continue to place significant demands on our management, operations, systems, accounting, internal controls and financial resources. Any failure by us to manage our growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

Our plans to introduce new insurance and ancillary products and offer administrative services to other insurance companies may prove unsuccessful or subject us to greater liability than anticipated.

      We are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), motorcycle, boat and personal watercraft policies. These additional insurance products may either be underwritten by unaffiliated insurers from which we receive a commission or underwritten by us. The majority of the underwriting risk with respect to these products is expected to be ceded to unaffiliated reinsurers from which we would receive a ceding commission.

      We have also been studying the feasibility of providing other administrative services to third party insurers. Such administrative services could include managing general agency, underwriting and accounting services, reinsurance consulting and other management services provided for a fee to a risk retention group that would provide excess liability stop loss insurance to members of the group. The fees or commissions we might generate from these services would not involve the assumption by us of any insurance underwriting risk. We are considering providing these other administrative services through our existing subsidiaries or a new subsidiary. Any new subsidiary may either be wholly owned by us or majority owned by us, in which case third party investors would own the remaining equity interests in the new subsidiary.

      Since we have no experience in providing the insurance products and types of administrative services discussed above, our attempt to enter these markets and/or provide these services may prove unsuccessful. In order to succeed in these new ventures, we will need to, among other things, establish operating procedures, attract and retain qualified employees with experience in handling these products and services, install management information and other systems relevant to supporting these products and services and complete other tasks necessary to conduct our intended business activities. We cannot assure you that we will be as successful in accomplishing these necessary tasks as we have been in providing our core business insurance products. We may also encounter unforeseen situations that might lead to delays in providing the products and services. In addition, we will, to some extent, bear the underwriting risk related to the new insurance products we may offer. These products may subject us to greater liability than we currently anticipate.

Employees

      As of January 31, 2004, we employed approximately 2,000 employees. Our employees are not covered by any collective bargaining agreements.

Item 2.  Properties.

      We lease approximately 37,500 square feet of office space in Nashville, Tennessee for our corporate headquarters and approximately 30,000 square feet of office space in Memphis, Tennessee for our executive offices and a claims center. We also lease an aggregate of approximately 135,000 square feet of office space for additional claims centers in Columbia, South Carolina, Knoxville, Tennessee and Tampa, Florida and for our administrative and customer service center located in Baton Rouge, Louisiana. In addition, we lease office space for our numerous neighborhood sales offices, none of which is material to our business.

Item 3.  Legal Proceedings.

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

      In addition to legal actions that are incidental to our business, one or more of our subsidiaries has been named as a defendant in a number of currently pending putative class action lawsuits. These legal actions are described below.

      During 2003, we entered into a voluntary settlement agreement regarding all aspects of two proposed class actions filed in Tennessee state courts alleging, among other things, that certain business practices relating to our premium finance and insurance operations were unlawful. The settlement became final on June 9, 2003. Out of over 1.1 million settlement class members to whom notices of the settlement were sent, approximately 130 persons gave notice that they elected not to participate in the settlement (“opt-out”). None of the class members objected to the settlement. The court has determined that the majority of the purported opt-out notices were timely and properly submitted. The majority of the opt-out class members are represented by a single law firm; this increases the risk that new lawsuits, including an additional class action lawsuit, may be filed.

      We are the subject of a purported class action in Georgia which alleges that we have wrongfully calculated unearned interest rebates owed to customers who have prepaid their premium finance account balance. In addition, the complaint contains allegations of fraud, deceptive trade practices and usury violations. This matter is in the discovery stage, and the ultimate outcome of this case is uncertain.

      We are the subject of six purported class action lawsuits in Florida brought by plaintiffs alleging that we have violated Florida law in making payments to medical magnetic resonance imaging providers in Florida. The ultimate outcome of these cases is uncertain.

      We are also subject to two purported class actions in Florida, each of which was filed in April 2003. One of these actions alleges that we improperly cancelled insurance policies, and the second action alleges that we charged and collected unlawful service and finance charges with respect to the financing of purported automobile club memberships. These cases are in the discovery stage, and the ultimate outcome of these cases is uncertain.

      We believe that a substantial portion of the damages claimed in these purported class action lawsuits are covered by insurance, although under these policies, we will be required to pay the first $1 million of defense costs or judgments in each of these actions. It is possible that our insurance carriers could deny coverage, which, if successful, could result in our being liable for the full amount of defense costs, settlements or judgments.

      We and our subsidiaries intend to vigorously defend each of the above referenced lawsuits, including any new lawsuits filed by the opt-out class members described in connection with the settled Tennessee class action. Although we are optimistic regarding our successful defense of the above cases, because of the inherent uncertainties related to this type of litigation, we are unable to predict the ultimate outcome of these cases, or the likelihood or amount of our potential liability, if any, of these cases if they are not successfully defended or settled, or the effect that these pending cases may have on our business, operations, profitability, or financial condition, if they are not successfully defended.

      William C. Adair, Jr., our Chairman, Chief Executive Officer and President has been named as a defendant in a lawsuit filed in Tennessee state court in November 2003. The complaint alleges that Mr. Adair induced the plaintiff to market a “Health Plan,” that Mr. Adair made certain misrepresentations to the plaintiff and that Mr. Adair breached a contract that resulted in a loss of commissions to the plaintiff. Based on these allegations, plaintiff is seeking compensatory damages and an unspecified amount of punitive damages. We are not named as a defendant in this lawsuit; however, the plaintiff’s counsel has recently stated an intention to add us as a defendant. This lawsuit against Mr. Adair is still in the early procedural stages, and the ultimate outcome of this case is uncertain. If we are named as a defendant in this lawsuit, we will vigorously defend against any claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of the security holders by us during the fourth quarter of 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

      Our common stock has been traded on the Nasdaq National Market under the symbol “DRCT” since our initial public offering on August 11, 2003. The initial public offering price of our common stock was $21 per share. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq National Market:

	High	Low

2004
First quarter (through March 3, 2004)	$36.20	$30.64
2003
Fourth quarter	$33.78	$25.00
Third quarter (from August 12, 2003)	$26.69	$23.01

Holders

      On March 3, 2004, the last quoted sale price of our common stock as reported by the Nasdaq National Market was $34.10 per share. As of March 3, 2004, there were 59 holders of record of our common stock.

Dividends

      We declared a quarterly dividend of $0.04 per common share on November 7, 2003 for shareholders of record on December 1, 2003, and the dividend was paid on December 15, 2003. We declared a quarterly dividend of $0.04 per common share on February 25, 2004 for shareholders of record on March 1, 2004, and the dividend will be paid on March 15, 2004. We presently anticipate continuing the payment of quarterly cash dividends.

      The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. Further, we may enter into new agreements or incur additional indebtedness in the future which may further prohibit or restrict the payment of dividends. There is no requirement that we must, and we cannot assure you that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for general corporate or other purposes. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources”.

      Direct General Corporation is a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends and other payments from our operating subsidiaries. The ability of our insurance subsidiaries to pay dividends is subject to limits under insurance laws of the states in which we conduct business. Furthermore, while there are no restrictions on payment of dividends from our agency, administrative, and consumer products subsidiaries, other than typical state corporation law requirements, dividends from our premium finance subsidiary are limited by the minimum capital requirements in state regulations and by covenants in our loan agreements that require approval of our lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources” and “Business — Regulatory Environment”.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth information as of December 31, 2003 about all of our equity compensation plans. All plans have been approved by our shareholders.

Number of
securities
remaining
		Weighted-	available for
	Number of	average	future issuance
	securities to be	exercise price	under equity
	issued upon	of outstanding	compensation
	exercise of	options,	plans (excluding
	outstanding	warrants and	securities reflected
Plan Category	and rights	rights	in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1996 Employee Stock Incentive Plan	678,000	$1.94	0
2003 Equity Incentive Plan	924,000	$21.00	756,000
Equity compensation plans not approved by security holders:

Total	1,602,000	$12.93	756,000

      For other information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

Item 6.  Selected Financial Data.

      The following tables provide selected historical consolidated financial and operating data of Direct General as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 from our audited consolidated financial statements included in this report. We derived our selected historical consolidated financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 from our audited consolidated financial statements not included in this report. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	($ in millions, except per share data)
Statement of Operations Data:
Premiums earned	$228.5	$145.0	$98.0	$73.9	$91.6
Finance income	44.9	35.7	27.3	24.6	21.6
Commission and service fee income	33.6	27.2	22.1	21.9	21.1
Net investment income	6.7	5.3	5.1	5.0	5.2
Net realized gains (losses) on securities and other	3.4	(0.1)	2.2	0.0	(0.1)

Total revenues	317.1	213.1	154.7	125.4	139.4

Insurance losses and loss adjustment expenses	168.2	100.7	93.9	72.5	69.1
Selling, general and administrative costs	74.5	59.7	53.9	47.5	53.2
Interest expense	6.4	6.2	7.6	8.8	6.7

Total expenses	249.1	166.6	155.4	128.8	129.0

Income (loss) before income taxes	68.0	46.5	(0.7)	(3.4)	10.4
Income tax expense (benefit)	24.9	15.5	(1.1)	(1.7)	2.8

Net income (loss)	$43.1	$31.0	$0.4	$(1.7)	$7.6

Net income (loss) available to common shareholders	$42.7	$30.5	$(0.1)	$(2.2)	$7.0

Operating Data:
Gross premiums written(1)	$435.2	$335.2	$238.7	$179.4	$156.5
Net premiums written(2)	295.1	181.0	112.9	72.5	77.3
Gross revenues(3)	523.8	403.3	295.4	230.9	204.3
Net income (loss) adjusted for write-off of reinsurance recoverables from Reliance Insurance Company(4)	43.1	31.0	7.8	(1.7)	7.6
Balance Sheet Data:
Cash, cash equivalents and total investments	$353.6	$213.3	$145.2	$91.4	$100.8
Total assets	751.2	569.1	433.0	335.2	291.9
Total liabilities and redeemable preferred stock	573.8	509.9	402.0	303.5	259.6
Total shareholders’ equity	177.4	59.2	31.0	31.7	32.3
Per Share Data(5):
Earnings per common share:
Basic	$2.74	$2.30	$(0.01)	$(0.17)	$0.53
Diluted(6)	2.20	1.68	(0.01)	(0.17)	0.43
Book value per common share	8.31	4.12	1.62	1.69	1.73
Weighted average shares outstanding:
Basic	15,609,411	13,264,452	13,366,404	13,307,868	13,307,868
Diluted(6)	19,679,610	18,733,056	18,918,096	18,928,056	18,928,080
Common shares outstanding	21,350,640	12,119,148	13,447,512	13,307,868	13,307,868

(1)	Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten and issued by our insurance subsidiaries. Assumed premiums written is the sum of total premiums associated with the insurance risk transferred to us by other insurance companies pursuant to reinsurance contracts. See Note 7 to our audited consolidated financial statements included in this report.

(2)	Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of our direct and assumed premiums written that we transfer to our reinsurers in accordance with the terms of our reinsurance contracts based upon the risks they accept. See Note 7 to our audited consolidated financial statements included in this report.

(3)	Gross revenues is the sum of direct premiums written and assumed premiums written (which we refer to in this report as gross premiums written) plus all other revenues (finance income, commission and service fee income, net investment income and net realized gains (losses) on securities). We consider gross revenues to be a non-GAAP financial measure and have provided, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Measurement of Results”, an explanation of why we believe gross revenues is a financial measure that is useful to management and investors and a reconciliation of gross revenues to total revenues, which is the most directly comparable GAAP financial measure included in our financial statements.

(4)	Net income for the year ended December 31, 2001 reflects a $7.4 million after-tax loss attributable to a write-off of reinsurance recoverables from Reliance Insurance Company. We consider net income (loss) adjusted for write-off of reinsurance recoverables from Reliance Insurance Company to be a non-GAAP financial measure. Because we have not had any other material write-offs of reinsurance recoverables in our history, we believe that the $7.8 million adjusted net income ($0.4 million reported net income plus the $7.4 million after-tax impact of the write-off) is useful to management and investors in understanding our improvement in operating results from 2000 to 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Overview of Operating Results”.

(5)	Adjusted to reflect a 12 for 1 stock split that became effective prior to the closing of our initial public offering in August 2003.

(6)	Includes the weighted average common shares outstanding and assumes conversion of our Series A redeemable preferred stock and Series B preferred stock because both series of preferred stock were convertible at the option of the holders and were dilutive. Also includes the dilutive effect of the common stock warrant which was exercised upon the closing of our initial public offering; however, for the years ended December 31, 2002, 2001, 2000 and 1999, the warrant was anti-dilutive and was not included in those periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the caption “Business — Risk Related to our Business”.

Overview

      We are a provider of non-standard personal automobile insurance, premium finance and other insurance and non-insurance products and services. Our operations are concentrated in the southeastern part of the United States. Our business model integrates our insurance, premium finance and agency subsidiaries. Our model also emphasizes the distribution of our products and services through neighborhood sales offices staffed by employee-agents as opposed to commissioned agents. The expansion of our neighborhood sales offices in selected states includes the use of independent insurance agencies, which we generally have options to acquire in the future.

      Our core business involves issuing non-standard personal automobile insurance policies. These policies, which are generally issued for the minimum limits of coverage required by state laws, provide coverage to drivers who cannot obtain insurance from standard carriers due to a variety of factors, including the lack of flexible payment plans, the failure to maintain continuous coverage, age, prior accidents, driving violations, occupation and type of vehicle. Customers in the non-standard market generally have higher average premiums for a comparable amount of coverage than customers who qualify for the standard market. The higher average premiums typically result from an increased frequency of losses, which is partially offset by the lower severity of losses resulting from lower limits of coverage. In some states, we produce personal automobile insurance policies for unaffiliated insurance companies through our distribution system. We assume this business from unaffiliated insurers through reinsurance agreements and earn service fees for our agency, underwriting, policy administration and claims adjustment services performed for the unaffiliated insurers.

      Through our premium finance subsidiary, we finance the premiums on the majority of the insurance policies that we sell by lending to customers the premium due to the insurance company. We earn fees and interest income from our premium finance operations. These loans are backed by the unearned portion of the insurance premiums being financed, which is the portion of the loan attributable to future periods of coverage. We structure our payment plans and integrate our systems in an attempt to minimize principal losses on our premium finance loans.

      We seek to attract customers by developing strong brand name recognition in our markets through our low-cost television advertising campaigns that emphasize our low down payment, flexible payment plans, convenient neighborhood locations and customer service. Our neighborhood offices serve as a network for both product delivery and payment collection. All policy applications are completed in the neighborhood sales offices, and most of our customers revisit these offices at least monthly to make their periodic payments.

      Our business model provides our employee-agents with customer contact at the point of sale and when the customer returns to make periodic payments. This contact allows us to offer a variety of products in addition to our core product, non-standard personal automobile insurance. We provide term life insurance policies through our wholly-owned life insurance subsidiary, as well as vehicle protection insurance, travel protection insurance and hospital indemnity insurance underwritten by unaffiliated insurers, for which we receive commission and service fee income. We also offer ancillary non-insurance products and services.

      Our revenues are derived principally from:

•	premiums we earn from sales of direct and assumed non-standard personal automobile and term life insurance policies, which we refer to in this report as gross premiums, less the portion of those premiums that is ceded to other insurers, which we refer to in this report as ceded premiums, with the difference being what we refer to as net premiums;

•	ancillary income, which includes:

•	interest and fees earned on the financing of insurance policies; and

•	commission and service fee income that we earn in connection with the sales and servicing of insurance products underwritten by other insurers and other income; and

•	investment income that we earn on the invested assets of our subsidiaries.

      Our expenses consist predominately of:

•	insurance losses and loss adjustment expenses (which we sometimes refer to in this report as LAE) including estimates for losses incurred during the period and changes in estimates from prior periods related to direct and assumed non-standard personal automobile and term life insurance policies (which we refer to in this report as gross insurance losses and loss adjustment expenses), less the portion of those insurance losses and loss adjustment expenses that are ceded to other insurers (which we refer to in this report as ceded insurance losses and loss adjustment expenses) (we refer to the difference as net insurance losses and loss adjustment expenses); and

•	operating expenses that include:

•	selling, general and administrative, or SGA costs, including salaries, advertising, commissions and other expenses of our employee-agent distribution channel reduced by ceding commissions received under our reinsurance agreements; and

•	interest expense under our premium finance revolving credit facility.

Measurement of Results

      We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross revenues, which are comprised of gross premiums written and revenues from all other sources produced through our distribution system. We generally measure our operating results by examining our net income, return on equity, and our loss, expense and combined ratios. In addition, we evaluate our performance by comparing the level of our ancillary income to premiums earned and to operating expenses. The following provides further explanation of the key measures that we use to evaluate our results:

      Gross Premiums Written. Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten and issued by our insurance subsidiaries. Assumed premiums written is the sum of total premiums associated with the insurance risk transferred to us by other insurance companies pursuant to reinsurance contracts. See Note 7 to our audited consolidated financial statements included in this report. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

      Net Premiums Written. Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of our direct and assumed premiums that we transfer to our reinsurers in accordance with the terms of our reinsurance contracts based upon the risks they accept. See Note 7 to our audited consolidated financial statements included in this report. We use net premiums written, primarily in relation to gross premiums written, to measure the amount of business retained after cessions to reinsurers.

      Gross Revenues (a non-GAAP financial measure). Gross revenues is the sum of gross premiums written plus all other revenues (finance income, commission and service fee income, net investment income and net realized gains (losses) on securities). We use gross revenues as the primary measure of the underlying growth of our revenue streams from period to period. Gross revenues are reconciled to total revenues in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.

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

      Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. For statutory accounting purposes, operating expenses of an insurance company exclude investment expenses, and are reduced by other income. There is no such industry definition for determining an expense ratio for GAAP purposes. As a result, we apply the statutory definition to calculate our expense ratio on a GAAP basis. We reduce our operating expenses by ancillary income (excluding net investment income and realized gains (losses) on securities) to calculate our net operating expenses. Due to our historically high levels of reinsurance, we calculate our expense ratio on both a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Although the net basis is meaningful in evaluating our financial results that are net of ceded reinsurance, as reflected in our consolidated financial statements, we believe that the gross expense ratio better reflects the operational efficiency of the underlying business and is a better measure of future trends.

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

      Ancillary Income Measures. We have developed measures of our ability to generate ancillary income that reflect the differences between our business model and those used by our competitors. We measure our ancillary income as a percentage of premiums earned and as a percentage of our operating expenses. We believe that most of our competitors only achieve point of sale contact through an independent agent and are therefore typically unable to generate significant amounts of ancillary income.

Critical Accounting Policies

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change, thus having an impact on the amounts reported in the future. We view the estimates and assumptions used in establishing our reserves for losses and loss adjustment expenses and the estimates of future policy cancellations used in determining the amounts recorded as commissions and service fees and ceding commissions as our critical accounting policies.

      Insurance Losses and Loss Adjustment Expense Reserves. Months and sometimes years may elapse between the occurrence of an automobile accident covered by one of our policies, reporting of the accident to us and our payment of the claim. We record a liability for estimates of losses that will be paid for accidents that have been reported to us, which we refer to in this report as case reserves. In addition, since accidents are not always reported when they occur, we estimate liabilities for accidents that have occurred but have not been reported to us, which we refer to in this report as incurred but not reported, or IBNR reserves.

      We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies our insurance subsidiaries underwrite. Each of our insurance subsidiaries establishes a reserve for all of its unpaid losses and loss adjustment expenses, including case and IBNR reserves, and estimates for the cost to settle the claims. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. Our internal actuarial staff reviews our insurance subsidiaries’ reserves quarterly for each year on a state and coverage level. Quarterly reviews allow for timely adjustments to reserves based on additional information. As part of these quarterly reviews, our actuarial staff performs various tests to estimate ultimate average severity and frequency of claims. Severity represents the average cost per claim and frequency represents the number of claims per policy. As part of the overall review, the staff then evaluates loss and LAE ratios by accident year by state and by coverage for reasonableness. Estimation of LAE reserves is subject to variation as a result of factors such as inflation, claims settlement patterns, legislative activity and litigation trends. Also, we make key assumptions regarding future claims emergence, the number of claims to be closed in the future, the future impact of inflation, amounts that may be collected from subrogation or salvage and amount of claims that can be closed with or without payment. Changes in the assumptions we employ or our estimates associated with such assumptions could result in materially different amounts being reported as reserves. If necessary, we will increase or decrease the level of our reserves as experience develops or new information becomes known, in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Business — Loss and Loss Adjustment Expense Reserves” for additional information.

      Effect of Future Cancellations. The insurance policies that we write, through our insurance subsidiaries and on behalf of other insurers for which we receive a commission, are subject to being cancelled by the policyholder prior to the policy expiration date. As a result, we estimate the effect of future cancellations in determining the amount of commission and service fee income and ceding commissions that are recorded in our consolidated financial statements. We use historical cancellation rates that are updated quarterly to estimate future cancellations with the effect of any changes in our estimates being recorded in the period in which the change in the estimate is determined to be necessary. However, actual cancellations may differ materially from the cancellation estimates that we used. As of December 31, 2003, the reserve for return of commission and service fee income and return of ceding commissions was $4.9 million and $3.1 million, respectively.

      Allowance for Finance Receivable Losses. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. The majority of these shortfalls result in the write-off of unrealized interest and premium finance acquisition fees. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. As of December 31, 2003, the allowance for finance receivable losses was $5.9 million.

      See Note 1 to our audited consolidated financial statements included in this report for a discussion of our other significant accounting polices.

Results of Operations

      The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information provided is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Selected Financial Data
Gross premiums written	$435.2	$335.2	$238.7
Ancillary income	78.5	62.9	49.4
Net investment income	10.1	5.2	7.3

Gross revenues	$523.8	$403.3	$295.4
Ceded premiums written	(140.1)	(154.2)	(125.8)
Change in net unearned premiums	(66.6)	(36.0)	(14.9)

Total revenues	$317.1	$213.1	$154.7

Net income	$43.1	$31.0	$0.4

Net income adjusted for write-off of reinsurance recoverables from Reliance Insurance Company(1)	$43.1	$31.0	7.8

Key Financial Ratios
Loss ratio — net	73.6%	69.4%	95.8%
Expense ratio — net	1.1	2.1	12.3

Combined ratio — net	74.7	71.5	108.1

Ancillary income to gross premiums earned	19.9	22.1	23.8
Ancillary income to net operating expenses	97.0	95.4	80.3

(1)	Amounts adjusted for the $7.4 million after-tax effect of the write-off in 2001 of reinsurance balances recoverable from Reliance Insurance Company. If we exclude the impact of the write-off, the 2001 net loss ratio, net expense ratio and net combined ratio would have been 84.3%, 12.6% and 96.9%, respectively. We consider net income adjusted for the write-off of reinsurance recoverables from Reliance Insurance Company and the adjusted net loss, net expense and net combined ratios to be non-GAAP financial measures. Because we have not had any other material write-offs of reinsurance recoverables in our history, we believe that the adjusted net income and the corresponding adjusted net loss, net expense and net combined ratios are useful to management and investors in understanding our improvement in operating results from 2001 to 2003. Reconciliations of the adjusted net income and the adjusted ratios are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Operating Results”.

Overview of Operating Results

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Net income increased to $43.1 million in 2003 from $31.0 million in 2002. The increase in net income was primarily attributable to an increase in premium volume that provided additional underwriting income and growth in ancillary income, both of which were partially offset by an increase in operating expenses. Our loss ratio in 2003 was 73.6% compared to a 69.4% loss ratio in 2002. The impact of loss reserve development was insignificant to our 2003 loss ratio; however, our 2002 loss ratio was decreased by approximately 4.4 points due to the combined impact of favorable development on prior year reserves and a gain on the commutation of obligations of one of our reinsurers. Ancillary income increased to $78.5 million in 2003 from $62.9 million in 2002, which was sufficient to offset all but $2.4 million and $3.0 million of operating expenses in 2003 and 2002, respectively. During 2003, we realized net gains on securities and other of $3.4 million as compared to a net realized loss of $0.1 million in 2002.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. Net income was $31.0 million in 2002, compared to net income of $0.4 million in 2001. The increase in net income from 2001 was primarily attributable to improved underwriting results from decreasing loss ratios, an increase in premium volume that provided additional underwriting margins and related ancillary income, and the impact of the write-off of reinsurance recoverable from Reliance in 2001. Our loss ratio in 2002 improved by 26.4 points to 69.4% compared to a 95.8% loss ratio in 2001. The 2002 loss ratio was favorably impacted by 2.6 points due to favorable development of prior year reserves and by 1.8 points attributable to a gain on the commutation of prior year obligations of one of our reinsurers. Our 2001 loss ratio was adversely impacted by 11.5 points as a result of the write-off of recoverables from Reliance and an additional 1.3 points of adverse development of prior year reserves.

      Our results improved during 2002 in virtually every state in which we operate, with the most significant improvement occurring in Florida, where our net loss ratio improved from approximately 98% in 2001 to 68% in 2002. On a direct basis, which excludes the impact of reinsurance including the commutation in 2002 and the Reliance Insurance Company write-off in 2001, the Florida loss ratio improved from approximately 92% in 2001 to 71% in 2002. This improvement resulted from the impact of rate increases, strengthened claims procedures and fraud detection practices, and improved underwriting standards. In addition, in response to the September 2000 grand jury report on the level of fraud in Florida’s mandatory PIP coverage, the Florida legislature enacted new laws in July and October 2001 designed to deter insurance fraud by delaying the availability of accident reports, requiring the registration of medical clinics, and improving companies’ rights to investigate suspicious claims.

      We believe that the discussion about the write-off of reinsurance recoverables from Reliance Insurance Company provided below is useful to management and investors in understanding the comparability of results between 2003, 2002 and 2001 because we have not had any other material write-offs of reinsurance recoverables in our history. In 2001, our results were adversely impacted by a write-off of $11.1 million, $7.4 million after taxes, in reinsurance recoverables from Reliance Insurance Company. Reliance Insurance Company was one of the reinsurers in our quota share reinsurance program from October 1996 to December 2000. Due to a rapid and significant deterioration in Reliance Insurance Company’s underwriting results, adverse development on its loss reserves, and liquidity issues that arose after the terrorist attacks on September 11, 2001, Reliance Insurance Company was placed into liquidation by the Pennsylvania Department of Insurance in October 2001. The table provided below reconciles net income to net income adjusted for the write-off of reinsurance recoverables from Reliance Insurance Company (which is a non-GAAP financial measure). The table below reflects the impact of the write-off on each line item affected on our Statement of Operations for the year ended December 31, 2001 and certain key financial ratios (all of which are non-GAAP financial measures).

		Impact of	Adjusted
	December 31,	Reliance	December 31,
	2001	Write-off	2001

	($ in millions)
Premiums earned	$98.0	$1.4	$99.4

Total revenues	154.7	1.4	156.1

Insurance losses and loss adjustment expenses	93.9	(10.1)	83.8
Selling, general and administrative costs	53.9	0.4	54.3

Total expenses	155.4	(9.7)	145.7

Income (loss) before income taxes	(0.7)	11.1	10.4
Income tax expense (benefit)	(1.1)	3.7	2.6

Net income	$0.4	$7.4	$7.8

Loss ratio — net	95.8%	(11.5)%	84.3%
Expense ratio — net	12.3	0.3	12.6

Combined ratio — net	108.1	(11.2)	96.9

Revenues

Premiums

      Premiums include non-standard personal automobile insurance premiums and term life insurance premiums underwritten by our insurance subsidiaries (which we refer to in this report as direct premiums) and a percentage of non-standard personal automobile insurance premiums assumed from other insurers generally in states where we do not currently have a licensed insurance subsidiary (which we refer to in this report as assumed premiums). We refer to direct and assumed premiums together as gross premiums. We manage virtually every aspect of the assumed business, including pricing and underwriting, claims settlement and customer service. We currently assume a significant portion of non-standard personal automobile insurance premiums for business produced in North Carolina and Texas.

      Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal, and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written.

      We have historically relied on quota share, excess of loss, and catastrophe reinsurance primarily to manage our regulatory capital requirements and also to limit our exposure to loss. Generally, we have ceded a significant portion of our non-standard automobile insurance premiums to unaffiliated reinsurers in order to maintain a net premiums written to statutory surplus ratio of approximately 3 to 1. We retain 100% of our term life insurance premiums.

      The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Gross premiums written
Florida	$223.5	$174.3	$110.2
Tennessee	63.0	58.6	42.6
Georgia	32.2	30.4	31.0
Louisiana	31.3	23.8	18.4
Mississippi	22.3	18.8	17.8
Texas	15.6	—	—
All other states	47.3	29.3	18.7

Gross premiums written	$435.2	$335.2	$238.7
Ceded premiums written	(140.1)	(154.2)	(125.8)

Net premiums written	$295.1	$181.0	$112.9

Gross premiums earned	$394.9	$284.3	$207.2
Ceded premiums earned	(166.4)	(139.3)	(109.2)

Net premiums earned	$228.5	$145.0	$98.0

Net premiums written to gross premiums written	67.8%	54.0%	47.3%
Gross premiums earned to gross premiums written	90.7	84.8	86.8
Net premiums earned to net premiums written	77.4	80.1	86.8

Gross Premiums

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Gross premiums written increased $100.0 million or 29.8% to $435.2 million in 2003 from $335.2 million in 2002. The majority of our growth occurred in our largest state, Florida, which represented 51.4% of our business and accounted for $49.2 million of the increase. Approximately 80% of the growth in Florida was attributable to an increase in average policies inforce, including an increase in the number of renewal policies, with the remaining 20% coming from an increase in the average premiums per policy. In January 2003, we began our expansion into the state of Texas and are assuming non-standard personal automobile insurance policies underwritten by a Texas county mutual insurer. We assumed $15.6 million of gross premiums written in Texas during 2003. The majority of the increases in gross premiums written in our other states were due primarily to increased market penetration. Gross premiums earned, a function of gross premiums written over the current and prior periods, increased to $394.9 million in 2003 from $284.3 million in 2002.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. Gross premiums written increased $96.5 million or 40.4% in 2002 compared to 2001, while gross premiums earned increased $77.1 million or 37.2%. These increases were primarily due to increased market penetration and an increase in average policy premiums. During 2002, average inforce policies increased 19.3%, while the average premium per policy inforce increased 11.4% compared to 2001. The majority of this growth occurred in the states of Florida and Tennessee, which accounted for $80.1 million or 83.0% of the growth in gross premium written in 2002.

Net Premiums

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Net premiums written increased 63.0% to $295.1 million in 2003 from $181.0 million in 2002. The ratio of net premiums written to gross premiums written increased to 67.8% in 2003 from 54.0% in 2002 as the increased capitalization of our insurance subsidiaries enabled us to reduce our ceding percentage and retain more business. Net premiums earned, a function of net premiums written over the current and prior periods, amounted to $228.5 million and equaled 77.4% of net premiums written. This percentage is lower than the relationship of gross premiums earned to gross premiums written of 90.7% since the majority of the increase in business retained did not occur until the third and fourth quarters of 2003.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. Net premiums written for 2002 were $181.0 million, an increase of 60.3%. Net premiums written were 54.0% of gross premiums written, compared to 47.3% for 2001, reflecting a change in reinsurance agreements that resulted in a decrease in the percentage of business ceded during 2002. Net premiums earned, a function of net premiums written for 2002, amounted to $145.0 million and constituted 80.1% of net premiums written, which is comparable to the relationship of gross premiums earned to gross premiums written of 84.8%.

Ancillary Income

      Ancillary income includes finance income, commission and service fee income and other income. Finance income primarily consists of interest, acquisition and service fees, and delinquency fees on the premium finance agreements related to the insurance policies we finance. Our agency and administrative subsidiaries produce and service non-standard personal automobile insurance business for other insurers from which we assume a portion of this business, and in some cases the entire premium, through reinsurance treaties. We receive service fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of these unaffiliated insurers. We also receive commission and service fee income on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk, including travel protection, vehicle protection and hospital indemnity insurance policies. Our business model allows us to generate a significant amount of ancillary income, which we measure as a percentage of gross earned premiums and as a percentage of our operating expenses. Our goal is to generate ancillary income in amounts that will exceed all of our operating expenses. The following table summarizes the components of our ancillary income for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Finance income	$44.9	$35.7	$27.3
Commission and service fee income	33.6	27.2	22.1

Total ancillary income	$78.5	$62.9	$49.4

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Ancillary income in 2003 increased 24.8% to $78.5 million from $62.9 million in 2002. This increase was primarily due to increased premium finance income as a result of higher premium volumes, increased sales of ancillary insurance products including business produced by the 42 Florida neighborhood sales offices acquired in November 2003 and increased service fee income related to the administration of our assumed business in Texas. The increase in premium finance income is net of an increase in the provision for finance receivable losses to $7.0 million in 2003 from $5.3 million in 2002. The majority of the increase in premium finance income is attributable to the increase in average gross premium finance receivables outstanding during the year. The allowance for credit losses remained at 2.9% of gross finance receivables in both 2003 and 2002. For the year ended December 31, 2003 and 2002, the ratio of ancillary income to gross premiums earned was 19.9% and 22.1%, respectively, and the ratio of ancillary income to operating expenses was 97.0% and 95.4%, respectively.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. Ancillary income was $62.9 million in 2002, an increase of $13.5 million or 27.3% compared to 2001. This increase was primarily due to an increase in premium finance income as a result of increased premium volumes and increased penetration in the sales of ancillary insurance products. The increase in premium finance income also reflected a reduction in the allowance for credit losses as a percentage of finance receivables that resulted largely from the growth in the percentage of our business in Florida. This business experienced actual write-offs that were approximately 38% and 50% better than the combined average of the other states in which we operated in 2002 and 2001, respectively. Additionally, the provision for finance receivable losses decreased slightly in 2002 because we experienced an overall reduction in the percentage of accounts canceling within the first two months from inception, which generally accounts for the majority of our write-offs. Ancillary income constituted 22.1% of gross premiums earned and 95.4% of our operating expenses for 2002 compared to 23.8% and 80.3% for 2001, respectively.

Net Investment Income

      Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses.

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Net investment income increased to $6.7 million in 2003 from $5.3 million in 2002 as a result of an increase in average invested assets that was partially offset by a decrease in the average yield on investments. Average invested assets increased 55.8% to $180.9 million in 2003 from $116.1 million in 2002 primarily as a result of the proceeds from our initial public offering, the majority of which were invested in the fourth quarter of 2003. The average investment yield decreased to 3.7% in 2003 from 4.4% in 2002 since a large portion of our portfolio was invested during the lower interest rate environment prevailing in 2003.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. Net investment income increased to $5.3 million from $5.1 million in 2002 and 2001, respectively, due primarily to an increase in invested assets largely offset by a decrease in investment yields. Average invested assets grew 23.0% to $116.1 million in 2002 from $94.4 million in 2001. Our average investment yield for in 2002 was 4.4% compared to 4.5% for 2001.

Realized Gains (Losses) on Securities

      Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Gross gains on debt securities for the year ended December 31, 2003 were $2.6 million, which were partially offset by gross losses of $0.6 million. Gross gains were primarily attributable to the sale of certain securities as we repositioned our bond portfolio based on our investment guidelines for changes in market conditions and other factors. Comparatively, in 2002, we realized gross gains on debt securities of $0.9 million that largely offset our gross losses of $1.0 million resulting from our investment in WorldCom, Inc. bonds. There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities held in our portfolio as of the end of either period.

      In 2003, we also realized gross gains of $2.7 million and gross losses of $0.9 million on closed contracts in our trading portfolio. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized gains (losses) on securities and other” in our consolidated statement of operations. For the year ended December 31, 2003, “net realized gains (losses) on securities and other” included a net loss of $0.4 million related to open contracts which included gross increases of $0.3 million and gross decreases of $0.7 million.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. We realized gross gains of $0.9 million and $2.4 million and gross losses of $1.0 million and $0.2 million on the sale of available for sale securities during 2002 and 2001, respectively. The gross losses in 2002 were primarily attributable to a loss on the sale of our investment in WorldCom bonds. In 2001, we took advantage of the declining interest rate environment and sold certain securities in our portfolio that generated $2.4 million in gains. There was no impact on realized losses attributable to adjustment for other than temporary impairment of securities still held during these periods. Based on our analysis, the securities that were determined to be impaired were sold in the same period of the determination and the resulting loss was included in net realized gains or losses on securities.

Expenses

Insurance Losses and Loss Adjustment Expenses

      Insurance losses and loss adjustment expenses represent our largest expense item and include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as adjusting costs incurred in connection with settling claims. Insurance losses and loss adjustment expenses are influenced by claim frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. We perform an actuarial analysis each quarter and establish or adjust (for prior accident quarters), our best estimate of the ultimate incurred losses and loss adjustment expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. Our estimate of ultimate loss and loss adjustment expenses is evaluated and re-evaluated by accident quarter, by state and by major coverage grouping (e.g., bodily injury, physical damage) and changes in estimates are reflected in the period the additional information becomes known.

      Our reinsurance program significantly influences our net retained losses. In exchange for premiums ceded to reinsurers under quota share and excess of loss reinsurance agreements, our reinsurers assume a portion of the losses and loss adjustment expenses incurred. See “Business — Reinsurance”. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). Since 2001, in an effort to manage the cost of quota share reinsurance during a period of rising cost and limited availability, we have added provisions for loss ratio corridors and loss ratio caps to our quota share reinsurance agreements that reduces the cost of reinsurance to us. These provisions have been structured to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer, and therefore reduce the cost of reinsurance to us. Loss ratio corridors provide for layers of losses in which the reinsurer does not participate in the losses while loss ratio caps cut off the reinsurer’s liability for losses above a specified loss ratio. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113 “Accounting for Reinsurance Contracts”.

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. For the year ended December 31, 2003, insurance losses and loss adjustment expenses increased to $168.2 million from $100.7 million in 2002, and the net loss ratio was 73.6% in 2003 compared to 69.4% in 2002. The 2003 insurance losses and loss adjustment expenses included $0.1 million in adverse development. Our 2002 results included $5.5 million in favorable development on prior years’ reserves that included $1.8 million related to a gain on the commutation of a reinsurer’s obligations related to prior year reserves. The commutation also resulted in a $0.9 million gain related to current year obligations. Our loss ratios, excluding the impact of the commutation gains and adjustments to prior year’s reserves, were 73.5% in 2003 and 73.8% in 2002. Catastrophic losses increased our annual loss ratios by approximately 0.6 points in 2003 and 0.3 points in 2002.

      In 2003, the frequency and severity trends in the majority of our coverages remained relatively flat on a country-wide basis. We did note an increase in claims frequency in the Florida personal injury protection coverage, which we believe is generally attributable to increased fraud activity in the Miami market. We increased rates for personal injury protection coverages in October 2003 and noted a substantial reduction in new business in this market in November and December. Our special investigations unit is actively challenging those claims believed to be fraudulent. Overall, the gross accident year loss ratio for the Florida automobile book of business increased 1.7 points during 2003. The increase in the Florida gross accident year loss ratio was offset by lower accident year loss ratios in the majority of the states in which we operate, including Texas where our loss experience was below our countrywide average. Accident year loss ratios, as compared to the loss ratios included in our financial statements, include the impact of losses occurring within the current accident year and exclude the current year impact of any increase or decrease in losses and loss adjustment expenses related to losses that occurred in prior years.

      Our reserve for loss and loss adjustment expenses as of December 31, 2003 was $112.6 million as estimated through our actuarial analysis. During the year, our actuarial analysis concluded that the December 31, 2002 reserve for loss and loss adjustment expenses of $86.9 million was generally adequate as the adverse reserve development for prior years reflected in the 2003 results was only $0.1 million.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. Insurance losses and loss adjustment expenses increased to $100.7 million in 2002 from $93.9 million in 2001. Net loss ratios for 2002 and 2001 were 69.4% and 95.8%, respectively. Net loss ratios in 2002 improved in virtually every state in which we operate, reflecting the impact of increased rate levels, stabilized loss trends and favorable loss reserve development. We experienced favorable loss reserve development of $5.5 million in 2002, as compared to unfavorable development of $7.8 million in 2001. Included in the favorable reserve development in 2002 was $1.8 million attributable to the gain on the commutation of prior year obligations of one of our reinsurers. The commutation also resulted in a $0.9 million gain related to current year obligations. The favorable loss reserve development and the commutation gains resulted in an overall 4.4 point reduction in the 2002 net loss ratio. The $7.8 million unfavorable development in 2001 included $6.5 million of the $11.1 million write-off of reinsurance recoverables from Reliance that related to prior years. The unfavorable loss reserve development and write-off of reinsurance recoverables increased the 2001 net loss ratio by 12.9 points. Catastrophic losses increased our annual loss ratios by approximately 0.3 points in 2002 and 0.1 points in 2001.

      Our reserve for loss and loss adjustment expenses as of December 31, 2002 was $86.9 million as estimated through our actuarial analysis. During the year, our actuarial analysis concluded that the December 31, 2001 reserve for loss and loss adjustment expenses of $77.5 million was redundant by approximately $5.5 million. Several factors contributed to this redundancy. We recognized a gain on the commutation of obligations of one of our reinsurers that resulted in $1.8 million of favorable development on prior years’ reserves. We also determined we had overestimated the frequency of bodily injury claims in Florida for the 2001 accident year based on trends that occurred in 1999 and 2000. During 2001, we implemented numerous changes to our claims processes and increased our claims staffing, which resulted in a quicker settlement process. We initially attributed the increase in claims paid in 2001 to a new frequency trend rather than the quicker settlement, which resulted in favorable reserve development of approximately $2.5 million. This overestimation of frequency also resulted in approximately $0.8 million of favorable development on our reserves for Florida personal injury protection claims. Finally, in 2001 we overestimated the severity of bodily injury losses in Georgia related to a regulatory change resulting in an increase in the minimum limits of coverage required by that state. As a result, our reserve for bodily injury losses in Georgia decreased by approximately $0.4 million.

Operating Expenses

      Operating expenses include SGA costs, advertising and interest expense. These expenses include the amortization of policy acquisition and maintenance costs that are net of ceding commissions, costs associated with generating ancillary income and other revenues and corporate overhead. Our business model emphasizes the use of our largely fixed cost neighborhood sales offices staffed by company employees, which results in only marginal increases in operating expenses as we increase our premiums and other revenues.

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. Operating expenses increased 22.8% to $80.9 million for the year ended December 31, 2003 from $65.9 million in 2002. Excluding the effect of reinsurance commissions, operating expenses increased $9.7 million. The $9.7 million increase was primarily attributable to $3.6 million related to our expansion into Texas, $1.3 million in commission paid to our employee agents on the sale of ancillary insurance products and term life insurance, and other increases in operating costs primarily associated with increased premium volumes.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. Operating expenses increased $4.4 million or 7.2%, to $65.9 million in 2002, compared to $61.5 million in 2001. The increase was primarily attributable to a $5.5 million increase in commissions paid to an independent agency associated with the increase in the volume of insurance produced for us, a $1.0 million increase related to our office expansion in the state of South Carolina and increases in other costs associated with increased premium volumes. These increases were partially offset by a $10.0 million increase in ceding commissions attributable to the increase in ceded premiums and a $1.4 million reduction in interest expense due to a the declining interest rate environment.

Income Taxes

      We file a consolidated federal income tax return that includes all of our subsidiaries other than our life insurance subsidiary, which files a separate federal income tax return. The statutory rate used in calculating our tax provision was 35% in 2003 and 2002 compared to 34% in 2001. Our effective tax rates for the years ended December 31, 2003 and 2002 were 36.6% and 33.3%, respectively. Our effective tax rate has been increasing due to an increase in state income taxes, the elimination of the small life insurance company deduction, and a reduction in tax-exempt interest resulting from a decreased allocation of our investment portfolio to municipal securities. As our ancillary income has increased in our non-insurance subsidiaries, more of our income becomes subject to state income taxes. The provision for state income taxes increased our overall effective tax rate by 2.9 points in 2003, as compared to 1.0 point in 2002. In certain states, we are able to offset the state income taxes paid by our insurance subsidiaries against their provision for premium taxes.

      Income tax expense (benefit) differed from the amounts computed at the statutory rate as demonstrated in the following table:

	Year Ended December 31,

	2003	2002	2001

	($ in millions)
Income (loss) before income taxes	$68.0	$46.5	$(0.7)

Provision for taxes at the statutory rate	$23.8	$16.3	$(0.2)
Increase (reduction) in taxes for:
Tax-exempt interest income	(0.6)	(0.7)	(0.6)
Small life insurance company deduction	—	(0.5)	(0.6)
State income taxes	2.0	0.5	0.1
Other, net	(0.3)	(0.1)	0.2

Income tax expense (benefit)	$24.9	$15.5	$(1.1)

Financial Condition

Liquidity and Capital Resources

Sources and Uses of Funds

      We are organized as a holding company system with all of our operations being conducted by our wholly-owned insurance, premium finance, agency, administrative and consumer product subsidiaries. Accordingly, Direct General Corporation receives cash through loans from banks, issuance of equity securities, subsidiary dividends and other transactions. We may use the proceeds from these sources to contribute to the capital of our insurance subsidiaries and premium finance company in order to support premium growth, to repurchase our common stock, to retire our outstanding indebtedness, to pay interest, dividends, and taxes, and for other business purposes. We operate under an Intercompany Tax Allocation Agreement whereby our eligible subsidiaries compute tax provisions as if filing separate returns based on taxable income. Each subsidiary’s resulting provision (or credit) will be currently payable to (or receivable from) Direct General Corporation.

      Under state insurance laws, dividends, which must be paid from earned surplus, and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. Our insurance companies collectively paid dividends of $1.0 million, $1.3 million, and $2.1 million in 2003, 2002 and 2001, respectively. These dividends were generally reinvested in the capital of other insurance subsidiaries. Prior approval from state insurance regulatory authorities is generally required in order for our insurance companies to declare and pay extraordinary dividends to us. The maximum amount of dividend capacity available for payment to Direct General Corporation during the remainder of 2004 by our insurance subsidiaries without seeking regulatory approval is $10.5 million. Dividends from our premium finance subsidiary are limited by the minimum capital requirements in applicable state regulations and by covenants in our bank loan agreements, which require approval of our lenders. There are no restrictions on the payment of dividends from our agency, administrative and other non-insurance subsidiaries, other than typical state corporation law requirements to avoid insolvency. In addition, the NAIC Model Act for RBC provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired; a low RBC ratio would prevent an insurance company from paying dividends. At December 31, 2003, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part.

      Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $67.1 million in 2003, $52.4 million in 2002, and $45.5 million in 2001. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.

Financing and Capital

      Initial Public Offering. In August 2003, we completed our initial public offering of 7,972,276 shares of common stock. We sold 3,750,000 shares and selling shareholders sold 4,222,276 shares resulting in net proceeds to us (after deducting issuance costs) of approximately $71.6 million. In conjunction with the offering of common stock, all outstanding shares of preferred stock were converted into common stock and we received an additional $0.8 million from the exercise of a common stock warrant. We used $51.9 million of the proceeds to increase our investment in our insurance subsidiaries and $0.6 million to increase the capitalization of our non-insurance subsidiaries. In addition, we used $7.7 million of the proceeds to pay off a term loan with two banks. The remaining proceeds have not been permanently deployed to date and generally have been used to reduce the amount outstanding under the premium finance revolving credit facility described below. During 2004, we anticipate using the remainder of these proceeds to further increase the capital in our insurance subsidiaries and for general corporate purposes.

      Premium Finance Revolving Credit Facility. Our premium finance operations are supported by a revolving credit agreement with a group of banks. The size of the facility was $190.0 million at December 31, 2003, and is periodically increased to support the growth in premiums we finance. We would expect to continue this practice with our group of banks. There is the risk that our attempt to increase this revolving credit line facility would not be successful, in which case we would be forced to seek alternative methods of financing premiums.

      Our premium finance subsidiary utilizes the revolving credit facility by drawing on the facility at the end of every month to settle amounts due to the insurance companies. As payments from our customers are received, the revolving credit facility is reduced over the course of the month. This cycle repeats itself monthly, with historically, some seasonal fluctuation on total amounts drawn at the end of each month.

      Amounts outstanding under this facility were $148.0 million and $115.0 million as of December 31, 2003 and 2002, respectively. Interest on the facility is payable quarterly and all outstanding advances and accrued interest are due on or before June 30, 2004. Based upon communications with our lenders, we expect our premium finance revolving credit facility to be renewed for an additional two year period. The amount and terms of the credit facility have not been negotiated, but we do not anticipate that the terms will change materially. The weighted average interest rate in effect was 3.4% in 2003 and 4.6% in 2002. The loan is principally secured by our finance receivables of the premium finance subsidiary and is guaranteed by Direct General Corporation. See Note 6 to our audited consolidated financial statements included in this report for further discussion regarding our current outstanding debt.

      In an effort to manage our interest rate risk related to our premium finance revolving credit agreement, effective November 1, 2001, we purchased a derivative instrument known as a zero-cost collar from Bank One, NA. This derivative instrument requires monthly settlements whereby we pay the difference to the extent the then current 30-day LIBOR rate is below the floor of 5.05% on $25 million and receive the excess of the 30-day LIBOR rate over the cap of 5.05% on $50 million. This derivative instrument was designed to reduce our exposure to changes in LIBOR under our bank loan facilities. Since interest rates are below 5.05% (30-day LIBOR was 1.17% at December 31, 2003), the fair market value of this derivative instrument is unfavorable to us and, accordingly, we recorded a liability of $1.4 million at December 31, 2003. This unrealized loss is reported as a separate component of shareholders’ equity on an after-tax basis. Payments associated with the floor were $1.0 million, $0.8 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, and were reported in the income statement as interest expense. This derivative instrument is scheduled to terminate on November 1, 2005. See Note 12 to our audited consolidated financial statements included in this report for further discussion on this derivative instrument.

      For the year ended December 31, 2003, we received net proceeds from the issuance of common stock of $72.5 million and increased our borrowings on the premium finance revolving credit facility by $33.0 million. During the year, we repaid all outstanding principal under our term loans totaling $10.2 million, paid interest on outstanding indebtedness of $5.3 million, interest on the Series A redeemable preferred stock of $0.3 million, dividends on the Series B preferred stock of $0.3 million, and dividends on common stock of $0.9 million. The Series A redeemable preferred stock and Series B preferred stock were converted to common stock in connection with our initial public offering in August 2003.

      For the year ended December 31, 2002, we received net proceeds from borrowings on capital loans of $1.2 million and borrowings on the premium finance revolving credit facility of $18.9 million, repurchased 1,328,364 shares of our Treasury stock at a total cost of $4.5 million (average of $3.42 per share), paid interest on outstanding indebtedness of $6.2 million, interest on the Series A redeemable preferred stock of $0.5 million, and dividends on the Series B preferred stock of $0.6 million.

      For the year ended December 31, 2001, we repaid $6.0 million of principal on our capital loan, received $18.4 million in net proceeds from borrowings under the premium finance revolving credit facility, paid interest on outstanding indebtedness of $7.7 million, dividends on the Series A redeemable preferred stock totaling $0.5 million and dividends on the Series B preferred stock of $0.6 million.

      Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2003.

	Payments due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	($ in millions)
Premium finance revolving credit facility	$150.5	$150.5	$—	$—	$—
Capital leases obligations	5.2	1.4	3.6	0.2	—
Operating leases obligations	16.2	7.2	8.1	0.9	—
Other long-term debt	1.0	0.6	0.4	—	—

Total	$172.9	$159.7	$12.1	$1.1	$—

Reinsurance

      We have historically operated with a limited amount of capital and, as a result, have extensively used the reinsurance market to maintain our net exposures within our capital resources. We cede premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Because we cede a high percentage of our premiums and the associated losses, a failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. In 2001, one of our reinsurers, Reliance, was declared insolvent and, as a result, we wrote off reinsurance recoverables of $11.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Operating Results”.

      Over the past few years, we have implemented several changes to our reinsurance program designed to reduce our exposures to unsecured reinsurance recoverables, including changing the settlement of reinsurance premiums to an earned basis versus a written basis, requiring reinsurers to fund a trust account in the event of a rating downgrade by A.M. Best, and limiting the maximum participation by any one reinsurer. As a result, the amount of unsecured reinsurance recoverables at December 31, 2003 was reduced to 18.4% of shareholders’ equity or $32.7 million from 53.0% of shareholders’ equity or $31.4 million at December 31, 2002. In addition, the largest unsecured recoverable from a single reinsurer was $9.2 million at December 31, 2003. This same amount was due from both National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of American International Group, Inc., and Swiss Re America, which are rated “A++ (Superior)” and “A+ (Superior)”, respectively, by A.M. Best.

Investments

      We had total cash, cash equivalents and invested assets of $353.6 million as of December 31, 2003. The following table summarizes our cash, cash equivalents and invested assets as of the dates indicated.

			% of Total
			at Fair
	Amortized Cost	Fair Value	Value

	($ in millions)
December 31, 2003
Debt securities, available for sale	$263.9	$265.0	74.9%
Cash and cash equivalents	87.3	87.3	24.7%
Short-term investments	1.3	1.3	0.4%

Total	$352.5	$353.6	100.0%

December 31, 2002
Debt securities, available for sale	$119.3	$123.6	57.9%
Cash and cash equivalents	87.0	87.0	40.8%
Short-term investments	2.7	2.7	1.3%

Total	$209.0	$213.3	100.0%

      Investment Strategy. We believe that our investment portfolio is highly liquid and consists substantially of readily marketable, investment-grade debt securities. We currently do not invest in equity securities or securities with exposure to foreign currency risk. Effective April 1, 2003, Bank One Investment Advisors and U.S. Bancorp Asset Management provide our investment portfolio management advisory services. Prior to

March 31, 2003, our investment advisors were Deutsche Asset Management. These advisors operate under investment guidelines approved by our investment committee. These guidelines emphasize:

•	preservation of capital with a focus on total return,

•	achieving the highest risk adjusted after tax return and

•	diversification in order to reduce risk.

      Our investment strategy recognizes our need to maintain capital adequate to support our insurance operations. Our investment objectives also include maximizing the benefit from premium tax credits. Certain of the states in which we do business provide relief from premium taxes to the extent we maintain qualifying investments in those states and their municipalities. As a result, historically a significant amount of debt securities in our portfolio were comprised of tax-exempt obligations of the states of Louisiana, Mississippi and Tennessee, in order to maximize these premium tax credits. Additionally, we invested in tax-exempt obligations of Georgia prior to 2003.

      Our investment guidelines also permit us to invest up to 2% of the fair value of our investment portfolio in alternative investments, including commodities. Within those guidelines, we invested $1.0 million in September 2002 in a managed trading account with a commodities trading company. Net realized gains from the trading activities were reinvested and the fair value of this account was $2.6 million as of December 31, 2003. This investment represents less than 1% of our entire investment portfolio. Generally, only 15% of the account balance is invested in commodities and related investments and the remaining portion of the account balance is held in cash, cash equivalents and U.S. Treasury obligations. Because this is a “margin” account, the ultimate losses generated by this investment may greatly exceed the portion of the account balance so invested. However, we reduce the risk of margin call by limiting our investment to 15% of the account balance. In addition, we closely monitor the performance of the account in an effort to reduce the risk of losses. During 2003, we realized gross gains of $2.7 million and gross losses of $0.9 million on closed contracts in our trading portfolio. Since the trading portfolio, which primarily consists of futures contracts, swaps, and other derivative instruments, represents a speculative investment and does not represent a hedge, all open contracts are marked to market with the change in market values included in “net realized gains (losses) on securities and other” in our consolidated statement of operations. For the year ended December 31, 2003, “net realized gains (losses) on securities and other” included a net loss of $0.4 million related to open contracts which included gross increases of $0.3 million and gross decreases of $0.7 million.

      Debt Securities. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of December 31, 2003, the fair value of our investment portfolio of $265.0 million included $1.1 million in pretax net unrealized gains. As of December 31, 2002, the fair value of our investment portfolio of$123.6 million included $4.3 million in pretax net unrealized gains. The increase in net unrealized gains during 2002 was attributable to the declining interest rate environment.

      We realized pretax net gains on the sale of securities of $2.0 million in 2003. Comparatively, we realized pretax net losses of $0.1 million in 2002, which was comprised of a $1.0 million loss on our investment in WorldCom bonds that was almost entirely offset by gains on the sale of other debt securities. Net realized gains on securities available for sale were $2.2 million in 2001. The weighted average book yield of the portfolio was 3.7% for the year ended December 31, 2003, 4.4% for 2002 and 4.5% for 2001. The effective duration of our investment portfolio was 3.3 years at December 31, 2003, compared to 3.8 years at December 31, 2002.

      We monitor our investment results by comparing the total return on our portfolio of debt securities to the total return for a customized benchmark based on a blend of Lehman indices. Total return is comprised of interest income and the change in the fair value of the securities. Prior to 2003, we did not manage our investment returns by individual asset class because one of our primary investment objectives was to maximize the premium tax credits available to us by investing a significant portion of our portfolio in the municipal obligations of Tennessee, Louisiana, Mississippi and Georgia. In 2003, we changed investment advisors, divided the portfolio management between two firms, and, in an effort to increase the overall yield of the portfolio, liquidated our investment in tax-exempt obligations of Georgia. In conjunction with these changes, we now separately evaluate the total return of our taxable and tax-exempt securities by comparing them to customized benchmarks for each investment class. The total return on our portfolio of debt securities was 3.7% for the year ended December 31, 2003, 8.5% in 2002 and 6.5% in 2001.

      The following table presents the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities in our investment portfolio as of the dates indicated.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	($ in millions)
December 31, 2003
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$94.8	$0.3	$1.1	$94.0
Obligations of states and political subdivisions	49.9	1.8	—	51.7
Corporate debt securities
Banks and financial institutions	41.7	0.4	0.4	41.7
Credit cards and auto loans	37.7	0.3	0.2	37.8
Industrial	23.8	0.3	0.3	23.8
Telecommunications	9.6	0.1	0.1	9.6
Utilities	6.4	0.1	0.1	6.4

Total corporate debt securities	119.2	1.2	1.1	119.3

Total	$263.9	$3.3	$2.2	$265.0

December 31, 2002
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16.4	$0.6	—	$17.0
Obligations of states and political subdivisions	69.6	2.5	—	72.1
Corporate debt securities
Banks and financial institutions	10.4	0.4	—	10.8
Credit cards and auto loans	9.8	0.3	—	10.1
Industrial	9.0	0.4	—	9.4
Telecommunications	2.1	0.1	—	2.2
Utilities	2.0	—	—	2.0

Total corporate debt securities	33.3	1.2	—	34.5

Total	$119.3	$4.3	—	$123.6

      The amortized cost and fair value of debt securities in our investment portfolio as of December 31, 2003, by contractual maturity, is shown below.

	Amortized Cost	Fair Value

	($ in millions)
Years to maturity:
One or less	$9.9	$9.9
After one through five	136.8	137.5
After five through ten	91.4	91.8
After ten	25.8	25.8

Total	$263.9	$265.0

      The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations”. The NAIC designations generally parallel the credit ratings of the nationally recognized statistical rating organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, which are those rated “BBB-” or higher by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. NAIC designations 3 through 6 include bonds considered to be below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of December 31, 2003. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade. The quality distribution of our investment portfolio as of December 31, 2003 was as follows:

		Amortized		% of Total
S&P Rating	NAIC Rating	Cost	Fair Value	at Fair Value

($ in millions)
AAA	1	$140.7	$140.9	53.2%
AA	1	29.9	30.6	11.5%
A	1	45.1	45.3	17.1%
BBB	2	24.1	24.1	9.1%
Agency	1	24.1	24.1	9.1%

		$263.9	$265.0	100.0%

      We evaluate the risk versus reward tradeoffs of investment opportunities, measuring their effects on the stability, diversity, overall quality and liquidity of our investment portfolio. The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years. Interest rate risk includes the risk from movements in the underlying market rate and in credit spreads of the respective sectors of debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates.

      As of December 31, 2003, the impact of an immediate 100 basis point increase in market interest rates on our debt securities portfolio would have resulted in an estimated decrease in fair value of 4.1%, or approximately $10.8 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our debt securities portfolio would have resulted in an estimated increase in fair value of 4.1%, or approximately $10.8 million.

      An additional exposure to our debt securities portfolio is credit risk. Our ability to manage credit risk is essential to our business and our profitability. We attempt to manage our credit risk through issuer and industry diversification. Our investment committee establishes our investment guidelines and supervises our investment activity. It regularly monitors our overall investment results, reviews compliance with our investment objectives and guidelines, and ultimately reports our overall investment results to our board of directors. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio as well as restrictions on investments in debt securities of a single issuer.

      On a quarterly basis, we examine our investment portfolio for evidence of impairment. The assessment of whether such impairment has occurred is based on management’s evaluation, on an individual security basis, of the underlying reasons for the decline in fair value. In such cases, changes in fair value are discussed with our investment advisors and evaluated to determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. When one of our securities has a decline in fair value that is determined to be other than temporary, we reduce the carrying value of such security to its current fair value as required by GAAP.

      Based upon our analysis, we believe that we will recover all contractual principal and interest payments related to those securities that currently reflect unrealized losses and that we have the ability to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to our results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity.

      As of December 31, 2003, investments carried at fair value of $8.2 million and approximately $0.1 million of cash were on deposit with state insurance regulatory authorities. Additionally, investments carried at fair value of $3.8 million and cash of $4.0 million had been pledged to secure letters of credit in connection with our reinsurance obligations.

      Cash and Cash Equivalents. Our balance in cash and cash equivalents was $87.3 million and $87.0 million as of December 31, 2003 and 2002, respectively.

      Short-Term Investments. Our short-term investments primarily consist of investments in commercial paper, other interest-bearing time deposits with original maturities from three months to one year and our managed commodities trading account.

2004 Outlook

      Growth. We expect our gross revenues to increase between 15% and 20% annually over the next 5 years through additional market penetration in many of our existing states and the opportunities that we believe we have to expand into other markets. However, during 2004 we expect that gross revenues will grow in excess of 20%. We anticipate continued overall growth in our existing markets as a result of increasing renewal of policies, modest additional market penetration and an increase in ancillary products and term life premiums that we expect to be produced by the 42 Florida neighborhood sales offices that we acquired in November 2003. In addition, we are continuing our expansion into the state of Texas through a relationship with an independent agency network. We have obtained an option to acquire the assets of this Texas network at the end of 2004. We also expect to begin developing up to 20 of our own neighborhood sales offices in areas of Texas where we believe additional market presence is needed to supplement the independent agency network. Based upon existing market conditions, we currently estimate gross premiums written in Texas will be approximately $40 million in 2004 and could be as much as $80 to $90 million in 2005, assuming that we exercise our option to acquire the Texas agency network and successfully integrate its operations. We also plan to commence our initial expansion into Missouri during the second half of 2004 with the development of up to 20 of our own neighborhood sales offices. We continue to evaluate our expansion opportunities into other states and currently expect to begin expansion into Virginia in 2005 through the opening of neighborhood sales offices. We are continually looking for expansion opportunities through organic growth and through the acquisition of independent agency networks. As a result, future expansion states may change from time to time depending on the opportunities that are presented and possible changes in market conditions.

      Cash Register Agency Acquisition. Effective November 1, 2003, we purchased the assets of Cash Register, a 42-office independent agency network, for $13.8 million. The assets acquired primarily consisted of intangible assets recorded as goodwill. Cash Register had been producing business for us as an agent in

Florida since 1999 and produced approximately $87 million of non-standard personal automobile insurance premiums for us in the first ten months of 2003. Prior to our acquisition, this agency did not produce term life insurance business for us, and the commission income generated from the sale of ancillary products remained with the agency. As a result of the acquisition, the majority of the agency’s employees became our salaried employees and we assumed the operating leases of most the neighborhood sales offices. We believe that we will benefit from this acquisition by receiving the commission income generated on the sale of ancillary products, increasing the distribution of our term life insurance product, and converting the cost structure from a variable structure with commissioned independent agents to a largely fixed cost structure provided by our business model.

      During November and December 2003, after the completion of the acquisition, the 42 sales offices acquired from the Cash Register agency network generated commission and administrative fee income of $0.8 million and term life insurance premiums of $0.3 million for us. Based upon historical trends of our neighborhood sales offices and the trends of the sales offices acquired from Cash Register, we estimate that the former Cash Register sales offices could contribute between $6 million and $10 million of additional gross revenues from term life insurance premiums, and commission and service fee income on the sales of ancillary products in 2004.

      During 2003, the cost of operating our neighborhood sales offices in Florida was approximately $17,000 per office per month or $14,000 per office per month excluding advertising costs, which operating costs represented 11% and 9% of gross premiums written, respectively. In comparison, prior to the acquisition, our commission expense incurred less service fees earned related to the Cash Register offices was $16.9 million or 19.5% of gross premiums written by the agency. Since the acquisition, the average monthly operating costs per office (excluding advertising costs) for the former Cash Register offices was approximately $14,000 or 9% of the gross premiums written produced by those offices. Assuming that the average monthly operating costs per office of the former Cash Register offices remain at levels that are consistent with the historical operating costs per office of our Florida neighborhood sales offices, we estimate that operating expense savings could range from $6 million to $9 million, excluding the effects of the capitalization and amortization of policy acquisition costs. These estimated savings assume that gross written premiums produced by the former Cash Register offices remain consistent with their historical levels of production.

      Reduction in Quota Share Reinsurance. In 2003, we used $51.9 million of the proceeds from our initial public offering to increase our investment in our insurance subsidiaries. As a result, we have been able to significantly reduce the amount of quota share reinsurance necessary for us to manage our gross and net premiums written to surplus ratios within the guidelines of the states in which we operate. During 2003, we retained 67.8% of gross premiums written as compared to 54.0% in 2002. For 2004, we expect to retain 80% to 90% of our gross premiums written. The reduction in quota share reinsurance should increase our invested assets and allow us to earn investment income on those assets. In addition, we expect to benefit from a proportionate decrease in the effective margin paid to our reinsurers.

      Life Company Acquisition. On January 30, 2004, we acquired an inactive life insurance company for a total purchase price of $7.3 million, including approximately $1.3 million of goodwill. The assets of this life insurance company consist primarily of (i) licenses to conduct life and/or accident and health insurance business in 43 states and the District of Columbia and (ii) cash and debt securities with an aggregate market value of approximately $6 million. This acquisition provided us with a license to sell our life insurance product in North Carolina and includes licenses in Texas where we are currently expanding and Missouri and Virginia where we intend to expand in the future. We plan to start offering our term life insurance policies in North Carolina through this newly-acquired life insurance company during 2004.

      Assumptions. Statements made in this section, including those concerning our anticipated growth in gross revenues, our estimated gross premiums to be written in Texas in 2004 and 2005, our estimated revenue to be generated by the offices acquired in 2003 and the estimated operating expense savings with respect to those offices are forward-looking statements. Some important factors that must occur in order for us to achieve these results include:

•	increase in the renewal of insurance policies and sales of new policies;

•	increase in sales of ancillary products;

•	increase in sales of term life insurance policies;

•	the exercise of the option to acquire the Texas independent agency network and the successful integration of its operations into ours;

•	the timely and successful development and opening of up to 20 neighborhood sales offices in Texas;

•	increase in sales of insurance policies in Texas through the independent agency network and our future neighborhood sales offices;

•	favorable trends in inflation and other matters that could affect operating expenses;

•	our ability to effectively compete against other insurance companies and independent agencies selling similar products in our markets;

•	our ability to obtain timely approval of requested rate changes; and

•	absence of unfavorable judicial and regulatory developments relative to the automobile insurance industry.

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in the report, other than statements of historical fact, are forward looking statements. You can identify these statements from our use of the words “may”, “should”, “could”, “potential”, “continue”, “plan”, “forecast”, “estimate”, “project”, “believe”, “intend”, “anticipate”, “expect”, “target”, “is likely”, “will”, or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

•	statements and assumptions relating to future growth, earnings, earnings per share and other financial performance measures, as well as management’s short-term and long-term performance goals;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events;

•	statements relating to our business and growth strategies; and

•	any other statements or assumptions that are not historical facts.

      We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business — Risk Related to our Business” section of this report.

      You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this report. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      Please see the discussion under the caption “Financial Condition — Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for our quantitative and qualitative disclosures about market risk.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Direct General Corporation and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Direct General Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct General Corporation and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 17, 2004

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands,
	except per share amounts)
Revenues
Premiums earned	$228,529	$144,975	$98,029
Finance income	44,886	35,726	27,283
Commission and service fee income	33,579	27,167	22,052
Net investment income	6,730	5,345	5,092
Net realized gains (losses) on securities and other	3,393	(75)	2,236

Total revenues	317,117	213,138	154,692

Expenses
Insurance losses and loss adjustment expenses	168,196	100,683	93,859
Selling, general and administrative costs	74,493	59,740	53,814
Interest expense	6,376	6,160	7,646

Total expenses	249,065	166,583	155,319

Income (loss) before income taxes	68,052	46,555	(627)
Income tax expense (benefit)	24,960	15,518	(1,075)

Net income	43,092	31,037	448

Preferred stock dividends — Series B	345	561	561

Net income (loss) available to common shareholders	$42,747	$30,476	$(113)

Earnings per Share
Basic earnings (loss) per common share	$2.74	$2.30	$(0.01)

Diluted earnings (loss) per common share	$2.20	$1.68	$(0.01)

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2003	2002

	(In thousands)
ASSETS
Investments:
Debt securities available-for-sale at fair value (amortized cost $263,929 and $119,292 at December 31, 2003 and 2002, respectively)	$264,998	$123,576
Short-term investments	1,322	2,745

Total investments	266,320	126,321
Cash and cash equivalents	87,342	87,027
Finance receivables, net	201,271	166,935
Reinsurance balances receivable	57,472	50,874
Prepaid reinsurance premiums	56,397	82,648
Deferred policy acquisition costs	11,432	8,165
Deferred income taxes	18,539	12,740
Property and equipment	13,775	12,791
Goodwill, net	20,840	7,409
Other assets	17,766	14,210

Total assets	$751,154	$569,120

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$112,618	$86,898
Unearned premiums	213,250	172,971
Reinsurance balances payable and funds held	62,223	76,722
Accounts payable and accrued expenses	13,105	13,629
Income taxes payable	2,369	3,182
Notes payable	148,946	126,880
Capital lease obligations	4,556	4,310
Other liabilities	16,692	19,648

Total liabilities	573,759	504,240

Redeemable Series A preferred stock, no par; authorized shares — 2,937.7; issued shares — 0 and 2,937.7 at December 31, 2003 and 2002, respectively	—	5,685
Shareholders’ equity
Series B preferred stock, no par; authorized shares — 2,700.0; issued shares — 0 and 2,078.2 at December 31, 2003 and 2002, respectively	—	9,219
Preferred stock, no par; authorized shares — 10,000.0 and 4,362.3 at December 31, 2003 and 2002, respectively; no shares issued	—	—
Common stock, no par; authorized shares — 100,000.0; issued shares — 21,350.6 and 13,447.5 at December 31, 2003 and 2002, respectively	91,853	9,037
Retained earnings	85,735	43,842
Accumulated other comprehensive income (loss):
Net unrealized appreciation on investment securities, after tax	695	2,789
Net loss on cash flow hedge	(888)	(1,144)
Treasury stock, at cost; 1,328.4 shares at December 31, 2002	—	(4,548)

Total shareholders’ equity	177,395	59,195

Total liabilities, redeemable preferred stock and shareholders’ equity	$751,154	$569,120

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2003, 2002 and 2001

				Accumulated
	Series B			Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

	(In thousands)
Balances at January 1, 2001	$9,219	$9,113	$13,479	$(59)	$(12)	$31,740
Comprehensive income:
Net income	—	—	448	—	—	448
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	—	(671)	—	(671)
Net change during the year related to cash flow hedge	—	—	—	115	—	115

Total comprehensive loss						(108)

Dividends on preferred stock	—	—	(561)	—	—	(561)
Issuance of stock related to exercise of stock options	—	(76)	—	—	12	(64)

Balances at December 31, 2001	9,219	9,037	13,366	(615)	—	31,007
Comprehensive income:
Net income	—	—	31,037	—	—	31,037
Net unrealized appreciation on securities available-for-sale, net of deferred taxes	—	—	—	3,519	—	3,519
Net change during the year related to cash flow hedge	—	—	—	(1,259)	—	(1,259)

Total comprehensive income						33,297

Dividends on preferred stock	—	—	(561)	—	—	(561)
Purchase of treasury stock (110,697 shares)	—	—	—	—	(4,548)	(4,548)

Balances at December 31, 2002	9,219	9,037	43,842	1,645	(4,548)	59,195
Comprehensive income:
Net income	—	—	43,092	—	—	43,092
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	—	(2,093)	—	(2,093)
Net change during the year related to cash flow hedge	—	—	—	255	—	255

Total comprehensive income						41,254

Dividends on preferred stock	—	—	(345)	—	—	(345)
Dividends on common stock	—	—	(854)	—	—	(854)
Common stock issued for conversion of Series A and Series B preferred stock (5,264.0 shares)	(9,219)	14,904	—	—	—	5,685
Common stock issued for exercise of warrant (195.1 shares)	—	800	—	—	—	800
Common stock issued pursuant to initial public offering, net of $7,122.2 issue costs (3,750.0 shares)	—	71,628	—	—	—	71,628
Exercise of stock options (24.0 shares)	—	65	—	—	—	65
Purchase of treasury stock (1.6 shares)	—	—	—	—	(33)	(33)
Retirement of treasury stock (1,330.0 shares)	—	(4,581)	—	—	4,581	—

Balances at December 31, 2003	$—	$91,853	$85,735	$(193)	$—	$177,395

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities
Net income	$43,092	$31,037	$448
Adjustments to reconcile net income to net cash
Provided by operating activities:
Net realized capital (gains) losses	(3,393)	75	(2,236)
Depreciation and amortization	4,514	5,385	5,610
Deferred income taxes	(5,822)	(4,921)	(2,264)
Changes in operating assets and liabilities:
Finance receivables	(34,336)	(45,004)	(26,787)
Reinsurance balances receivable	(6,598)	(1,292)	3,308
Prepaid reinsurance premiums	26,251	(14,871)	(16,554)
Deferred policy acquisition costs	(3,267)	(2,145)	(1,203)
Income taxes recoverable/payable	(813)	5,413	1,599
Loss and loss adjustment expense reserves	25,720	9,357	3,553
Unearned premiums	40,279	50,859	31,447
Reinsurance balances payable and funds held	(14,499)	17,075	46,039
Accounts payable and accrued expenses	(524)	4,085	2,140
Other	(3,497)	(2,606)	420

Net cash provided by operating activities	67,107	52,447	45,520

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale and real estate	96,675	36,870	101,466
Purchase of debt securities available-for-sale	(239,291)	(50,739)	(121,577)
Net sales (purchases) of short-term investments	1,423	(1,345)	(1,400)
Purchase of property and equipment, net	(5,380)	(4,851)	(2,918)
Purchase of insurance agency assets	(13,792)	—	—

Net cash used in investing activities	(160,365)	(20,065)	(24,429)

Financing activities
Issuances of common stock	72,493	—	—
Proceeds from borrowings	34,063	23,585	18,368
Payment of principal on borrowings	(11,751)	(3,289)	(7,768)
Payment of preferred stock dividends	(345)	(561)	(561)
Payment of common stock dividends	(854)	—	—
Purchase of treasury stock	(33)	(4,548)	—

Net cash provided by financing activities	93,573	15,187	10,039

Net increase in cash and cash equivalents	315	47,569	31,130
Cash and cash equivalents at beginning of year	87,027	39,458	8,328

Cash and cash equivalents at end of year	$87,342	$87,027	$39,458

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$5,565	$7,104	$8,167
Income taxes	30,756	15,109	(354)

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Significant Accounting Policies

      Direct General Corporation, headquartered in Nashville, Tennessee, is a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services primarily on a direct basis throughout most of the southeastern United States. Direct General Corporation owns four property/casualty insurance companies, one life/health insurance company, two premium finance companies, twelve insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services.

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Direct General Corporation and subsidiaries (collectively referred to as the Company or Direct General). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known that could impact the amounts reported and disclosed herein.

Premiums Earned and Unearned Premiums

      Property and casualty insurance premiums and life insurance premiums are earned pro rata over the terms of the respective policies. The reserve for unearned premiums is determined on a daily pro rata basis.

Insurance Losses and Loss Adjustment Expense Reserves

      Insurance losses and loss adjustment expense reserves represent the estimated ultimate net cost of all unpaid reported and unreported losses incurred through December 31. The loss and loss adjustment expense reserves are estimated on an undiscounted basis, using individual case-basis valuations and statistical analyses. Those estimates, which are reported net of anticipated salvage and subrogation, are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes the loss and loss adjustment expense reserves are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

Reinsurance

      Reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Ceding commissions are recognized net of a provision for return commissions on anticipated cancellations and the amount necessary to cover future maintenance costs.

Finance Income and Receivables

      The Company finances the majority of the insurance policies sold under a variety of payment plans. Finance income consists of interest, installment fees, acquisition and service fees, and delinquency fees. Finance income, other than delinquency fees, is recognized using the interest (actuarial) method or similar methods that produce a level yield. Delinquency fees are earned when billed. Acquisition fees, net of directly

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related lending costs, are deferred and amortized into finance income over the remaining lives of the related loans. Upon cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off. The Company’s allowance for finance receivable losses is comprised of a reserve for uncollected finance acquisition fees and a provision for the write-off of premium finance balances (primarily realized but uncollected interest), which is calculated using the historical level of finance receivable losses as a percentage of outstanding balances under the premium finance agreements.

Commission Income

      The Company’s insurance agencies receive commission income on the sale of ancillary insurance products offered by non-affiliated insurance companies. Commission is generally recognized into income when the ancillary insurance policies are issued, net of a provision for return commissions on anticipated cancellations.

Service Fees

      The Company receives service fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of other insurance companies for insurance policies produced through the Company’s insurance agency subsidiaries. Service fees are recorded net of the related fronting fees and premium taxes and are recognized as the services are performed, less amounts necessary to cover future processing and administrative costs.

Investments

      The Company’s entire portfolio of debt securities is classified as “available-for-sale” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred income taxes. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs, or other economic factors.

      Short-term investments, which are carried at cost, include investments in commercial paper, certificates of deposit, and other interest-bearing time deposits with original maturities of more than three months to one year. In addition, short-term investments include a trading portfolio, which consists primarily of futures contracts, swaps, and other derivative instruments. The trading portfolio represents a speculative investment and does not represent a hedge; accordingly, all contracts are marked to market with the change in market values reported as net realized gains (losses) on securities and other in the Company’s consolidated statements of operations.

      Cash and cash equivalents include interest-bearing time deposits with original maturities of three months or less.

      The Company’s investment portfolio is primarily exposed to interest rate risk and to a lesser extent market and credit risk. The fair value of our portfolio is directly impacted by changing interest rates, market conditions and financial conditions of the issuer. The Company examines its portfolio on at least a quarterly basis for evidence of impairment. If an investment becomes other than temporarily impaired, such impairment is treated as a realized loss and the investment is adjusted to fair value. Realized investment gains and losses are recognized using the specific identification method.

Deferred Policy Acquisition Costs

      Policy acquisition costs include advertising, commissions, premium taxes and certain other underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and are reported net of the related ceding commission received from reinsurers. Such deferred policy acquisition costs are being amortized over the effective period of the related insurance policies. Amortization charged to operations

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounted to $26,271,000, $21,060,000 and $16,258,000 in 2003, 2002 and 2001, respectively. The Company considers anticipated investment income in determining the recoverability of these costs and believes they will be fully recovered over the next twelve months.

Property and Equipment

      Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are principally as follows: computer hardware and software (3-7 years), furniture and equipment (3-7 years), and Company-occupied buildings and improvements (30 years). Property and equipment includes software developed and capitalized for internal use.

Goodwill

      Goodwill represents the amount by which the cost of acquired net assets exceeds their related fair value. In accordance with Financial Accounting Standards No. 142, the Company ceased amortizing goodwill effective January 1, 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 to 15 years. Amortization charged to operations amounted to $719,000 in 2001. The related accumulated amortization was $2,829,000 at December 31, 2001. Had the Company adopted Financial Accounting Standards No. 142 effective January 1, 2001, net income would have been $923,000 for the year ended December 31, 2001. The carrying value of goodwill was initially reviewed for impairment as of January 1, 2002, and is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2003.

Cash Flow Hedge

      The Company uses a derivative financial instrument known as an interest rate collar primarily for the purpose of hedging exposures to the variability in future cash flows associated with fluctuating interest rates on its revolving credit agreement. At the inception of the derivative contract and at least quarterly thereafter, the Company formally documents and updates the risk management strategy, the underlying exposure of the hedge, and the effectiveness of the hedging transaction in offsetting changes in the fair value or cash flows of the exposure being hedged. This derivative is recorded at fair value on the balance sheet with the changes in fair value recognized in earnings or other comprehensive income. Gains or losses reported in other comprehensive income are reclassified into income in the period in which earnings are affected by the underlying hedged item. The ineffective portion of the hedge is recognized in earnings in the current period.

Income Taxes

      Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences reverse. The effect of a tax rate change is recognized in income in the period of enactment. State income taxes are included in income tax expense.

      A valuation allowance for deferred tax assets is provided for all or some portion of the deferred tax asset when it is more likely than not that an amount will not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset is included in income. The Company believes its deferred tax assets are fully realizable at December 31, 2003.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Split

      Effective August 11, 2003, the Company effected a stock split pursuant to which each outstanding share of the Company’s common stock became 12 new shares of common stock (see Note 10). The Company has adjusted all share and per share amounts in the financial statements and accompanying notes to reflect the 12 for 1 split.

Stock Options

      The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. The Company granted all options currently outstanding at an exercise price equal to the market price at the date of grant and, therefore, under APB No. 25, no compensation expense is recorded. The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (see Note 10).

Segment Reporting

      The Company has determined that it has two reportable segments. The primary reportable segment is comprised of principally all of the Company’s operations. The Company’s primary operating segments have been aggregated into this primary reportable segment. The other reportable segment consists of corporate operations and is not material to either revenues or net income.

      The Company monitors, controls and manages its business lines as an integrated entity offering one product. Management believes that the finance and insurance businesses are dependent on each other. The finance company only provides financing for the Company’s insurance customers and insurance policy sales are dependent, in part, upon the flexible payment plan structures of the finance company. The Company’s agency subsidiaries complete the premium finance paperwork at the same time they are selling the underlying insurance policy. In addition, because our systems are integrated, any change to the underlying insurance policy such as a cancellation or endorsement will automatically result in a corresponding change to the premium finance agreement.

      The Company primarily analyzes its results on a state-by-state basis because the insurance rates and finance plan structures are subject to state regulation. All revenue and expense streams are considered when analyzing a particular state’s operating results. Accordingly, management may change any number of factors to achieve the desired results in a state including the premium rates, finance plan structure, amount of advertising, or other factors. The Company’s state operating segments constitute one primary reporting segment that can be appropriately aggregated because each of the state operating segments has identical operations and products; however, varying state regulations require the operations to be divided geographically.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments

      The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities available-for-sale at December 31 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
2003
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$94,802	$289	$1,115	$93,976
Obligations of states and political subdivisions	49,920	1,766	24	51,662
Corporate debt securities	119,207	1,276	1,123	119,360

Total	$263,929	$3,331	$2,262	$264,998

2002
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,371	$608	$2	$16,977
Obligations of states and political subdivisions	69,587	2,473	9	72,051
Corporate debt securities	33,334	1,227	13	34,548

Total	$119,292	$4,308	$24	$123,576

      Substantially all of the gross unrealized losses on securities at December 31, 2003 were attributable to securities purchased within the past twelve months and are deemed to be temporary.

      The components of pretax net investment income and net realized gains (losses) on sales of securities for the years ended December 31 were:

	2003	2002	2001

	(In thousands)
Gross investment income:
Debt securities available-for-sale	$6,636	$5,255	$4,655
Short-term investments and cash equivalents	413	367	616

Total investment income	7,049	5,622	5,271
Investment expenses	319	277	179

Net investment income	$6,730	$5,345	$5,092

Realized gains on investments	$4,341	$949	$2,415
Realized losses on investments	(559)	(1,024)	(179)
Net unrealized loss on trading portfolio	(389)	—	—

Net realized gains (losses)	$3,393	$(75)	$2,236

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and fair value of debt securities available-for-sale at December 31, 2003, by contractual maturity, is shown below:

	Amortized	Fair
	Cost	Value

	(In thousands)
Years to maturity:
One or less	$9,875	$9,909
After one through five	136,790	137,445
After five through ten	91,470	91,847
After ten	25,794	25,797

Total	$263,929	$264,998

      At December 31, 2003, investments carried at market value of $8,203,000 and cash of approximately $127,000 were on deposit with regulatory authorities. Additionally, investments carried at market value of $3,801,000 and cash of $4,000,000 were pledged to secure letters of credit and reinsurance security trusts.

3.	Finance Receivables

      Finance receivables net of unearned interest, unearned acquisition fees and deferred costs for the years ended December 31 were:

	2003	2002

	(In thousands)
Finance receivables	$207,213	$171,945
Less allowance for losses	(5,942)	(5,010)

Finance receivables, net	$201,271	$166,935

      A progression of the allowance for finance receivable losses is as follows:

	2003	2002	2001

	(In thousands)
Balance at January 1	$5,010	$4,811	$3,264
Provision for finance receivable losses	6,962	5,346	5,559
Charge-offs, net of recoveries	(6,030)	(5,147)	(4,012)

Balance at December 31	$5,942	$5,010	$4,811

      Geographic concentrations of finance receivables at December 31 are as follows:

	2003	2002

Florida	50.4%	48.6%
Tennessee	15.3	16.6
Georgia	7.8	9.0
Louisiana	7.8	7.0
Other states, combined	18.7	18.8

Total	100.0%	100.0%

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Finance receivables are collateralized by the unearned premiums of the related insurance policies. These finance receivables have an average remaining contractual maturity of approximately six months, with the longest contractual maturity being approximately eleven months.

4.	Property and Equipment

      Property and equipment at December 31 is as follows:

	2003	2002

	(In thousands)
Land	$171	$171
Buildings and improvements	3,964	2,709
Computer hardware and software	16,095	14,267
Furniture and equipment	6,633	5,590
Projects in progress	265	270
Capital leases:
Building	6,364	6,364
Equipment	3,970	2,908

	37,462	32,279
Less accumulated depreciation	(23,687)	(19,488)

Net property and equipment	$13,775	$12,791

      Depreciation expense was approximately $4,472,000, $5,385,000 and $4,691,000 in 2003, 2002 and 2001, respectively.

      During April 1998, the Company entered into a sale and leaseback transaction of its building located in Baton Rouge, Louisiana. The gain of $1,068,000 is being amortized over the term of the lease. At December 31, 2003 and 2002, the unamortized portion of the deferred gain was $456,000 and $563,000, respectively, and is included as a component of other liabilities. The building under capital lease was capitalized using the Company’s average borrowing rate at inception of the lease. Depreciation expense on the capitalized building lease was $636,000 during 2003, 2002 and 2001, and related accumulated depreciation on the building under capital lease was approximately $3,500,000 and $2,864,000 at December 31, 2003 and 2002, respectively.

      The Company also leases certain computer equipment under capital lease arrangements. Depreciation expense on capitalized equipment leases during 2003, 2002 and 2001 was $149,000, $828,000 and $1,004,000 respectively, and related accumulated depreciation as of December 31, 2003 and 2002, was $2,934,000 and $2,785,000, respectively.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Insurance Losses and Loss Adjustment Expenses

      The following table provides a reconciliation of insurance losses and loss adjustment expenses (LAE) reserves, net of reinsurance recoverables:

	2003	2002	2001

	(In thousands)
Balance at January 1	$86,898	$77,541	$73,988
Less reinsurance recoverables on unpaid losses	28,974	40,555	39,454

Net balance at January 1	57,924	36,986	34,534
Add losses and LAE incurred, net of reinsurance related to:
Current year	168,066	106,175	86,080
Prior years	130	(5,492)	7,779

Net losses and LAE incurred during the current year	168,196	100,683	93,859

Deduct losses and LAE paid, net of reinsurance, related to:
Current year	107,649	66,619	60,181
Prior years	43,808	13,126	31,226

Net claim payments made during the current year	151,457	79,745	91,407

Net balance at December 31	74,663	57,924	36,986
Plus reinsurance recoverables on unpaid losses	37,955	28,974	40,555

Balance at December 31	$112,618	$86,898	$77,541

      The Company’s net loss and LAE reserve development included favorable development in 2002 of $1,790,000 related to the commutation of certain reinsurance contracts and unfavorable development of $6,526,000 in 2001 relating to the write-off of reinsurance recoverable from an insolvent reinsurer (see Note 7). The remaining favorable and unfavorable development is primarily a result of changes in frequency and severity trends.

      The net losses and LAE paid during 2002 that related to prior years was net of $10,463,000 of reinsurance payments received in conjunction with the commutation of a reinsurer’s obligation for unpaid losses and $7,357,000 of reinsurance payments received in conjunction with the commutation of the Company’s stop loss reinsurance agreement.

      The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.

      The Company is exposed to natural catastrophes such as hurricanes, earthquakes, and hailstorms. While the Company’s results from operations would be negatively impacted by a major catastrophe, the Company maintains catastrophe insurance that limits its exposure to such events. The Company is generally not exposed to asbestos and environmental claims since it writes only personal automobile and life insurance.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Notes Payable

      Notes payable at December 31 were as follows:

	2003	2002

	(In thousands)
Revolving credit facility	$148,000	$115,000
Term notes	—	10,200
Other	946	1,680

Total	$148,946	$126,880

Revolving Credit Facility

      The Company has maintained a revolving credit facility with a consortium of banks to fund the working capital needs of the Company’s premium finance operations since 1994. Under the terms of the current facility, interest is payable quarterly at a rate elected by the Company of either the base commercial rate of First Tennessee Bank, N.A., as “Agent”, or at 1.5% to 2.0% above LIBOR. The LIBOR spread at the time of the election is determined based upon the Company’s “Average Funded Debt to EBITDA Ratio” as defined in the agreement. At December 31, 2003, the weighted average rate in effect was 3.38%. Under terms of the current facility, the Company may borrow up to $190,000,000. As of December 31, 2003, the unused amount was $42,000,000. The current facility matures on June 30, 2004. The loan is principally secured by finance receivables, as well as the stock of Direct Insurance Company.

      The revolving credit facility contains covenants which, among other matters 1) limit the Company’s ability to incur or guarantee indebtedness, merge, consolidate and acquire or sell assets without bank approval; 2) require the Company to satisfy certain financial ratios, including those related to net worth, debt-to-equity, and profitability; and 3) restrict the payment of cash dividends on common stock. As of December 31, 2003, the Company was in compliance with all covenants related to the credit agreement.

Term Notes

      As of December 31, 2002, the Company had a $7,500,000 and a $2,700,000 bank term note, both bearing interest at 9.0% with interest being payable quarterly. The term notes were repaid in August 2003.

Other

      The Company enters into various other credit agreements from time to time, primarily to finance the purchase of computer equipment and other assets. As of December 31, 2003, the Company has one such credit agreement bearing interest at 5.46%. Principal and interest are payable monthly, with principal totaling $520,000 and $426,000 due in 2004 and 2005 respectively. The note is secured by computer equipment.

Scheduled Maturities

      Aggregate principal payments on debt outstanding at December 31, 2003 are $148,520,000 for 2004 and $426,000 for 2005.

7.	Reinsurance

Ceded Reinsurance

      The Company cedes certain premiums and risks of loss to other insurance companies under quota share, excess of loss, and catastrophe forms of reinsurance agreements. The ceded reinsurance agreements provide the Company with increased capacity to write additional business while limiting its exposure to loss within its

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital resources. The Company evaluates the financial condition of its reinsurers and monitors various credit risks to minimize its exposure to significant losses from reinsurer insolvencies. The Company remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

      Reliance Insurance Company (Reliance) was a reinsurer in the Company’s quota share reinsurance program from October 1996 to December 2000. Reliance was placed into liquidation by the Pennsylvania Department of Insurance in October 2001 due to a rapid and significant deterioration in underwriting results, adverse development in loss reserves, and liquidity issues that were accelerated by the terrorist attacks of September 11, 2001. During the third quarter of 2001, the Company wrote off its entire receivable from Reliance of approximately $11,130,000.

      The Company is the beneficiary of letters of credit totaling approximately $3,469,000 and trust accounts totaling $14,026,000 in accordance with the terms of its reinsurance agreements. The letters of credit and trust accounts were unused at December 31, 2003.

Assumed Reinsurance

      The Company assumed, under quota-share reinsurance agreements, a percentage of personal automobile insurance produced for other insurers (see Note 8). As of December 31, 2003, the Company provided a letter of credit in the amount of $4,000,000 which is secured by a certificate of deposit and security trust accounts totaling $4,213,000 for the benefit of the other insurers with respect to its obligations under the assumed reinsurance agreements.

      The following amounts are reflected in the financial statements as a result of reinsurance arrangements for the years ended December 31:

	Premiums	Premiums	Losses and
	Written	Earned	LAE

	(In thousands)
2003
Direct	$409,967	$370,888	$275,964
Assumed	25,220	24,021	14,164
Ceded	(140,128)	(166,380)	(121,932)

Net	$295,059	$228,529	$168,196

2002
Direct	$326,593	$276,098	$198,153
Assumed	8,569	8,205	5,987
Ceded	(154,199)	(139,328)	(103,457)

Net	$180,963	$144,975	$100,683

2001
Direct	$229,826	$200,829	$169,251
Assumed	8,888	6,438	6,024
Ceded	(125,792)	(109,238)	(81,416)

Net	$112,922	$98,029	$93,859

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Administrative Services

      The Company’s agency subsidiaries and administrative service subsidiaries produce and administer personal automobile insurance business for other insurers. The Company receives service fees for its underwriting, policyholder administration and claims processing services. Administrative service fees earned, net of the related fronting fees and premium taxes, were approximately $7,574,000, $7,018,000 and $6,693,000 in 2003, 2002 and 2001, respectively, and are included in the caption commissions and service fee income in the Statements of Operations.

      Premiums associated with personal automobile insurance produced for other insurers and related assumed premiums were as follows:

	2003	2002	2001

	(In thousands)
Premiums produced for other carriers
Written premiums	$33,818	$24,338	$27,662
Earned premiums	34,993	26,692	27,165
Premiums assumed by the Company
Written premiums	$25,220	$8,569	$8,888
Earned premiums	24,021	8,205	6,438

9.	Income Taxes

      The Company and its non-life subsidiaries file a consolidated federal income tax return, while Direct Life Insurance Company files a separate federal income tax return.

      Income tax expense (benefit) is as follows:

	2003	2002	2001

	(In thousands)
Current:
Federal	$26,918	$18,449	$379
State	3,864	1,990	810

Total current	30,782	20,439	1,189
Deferred:
Federal	(5,332)	(4,109)	(1,869)
State	(490)	(812)	(395)

Total deferred	(5,822)	(4,921)	(2,264)

Total income tax expense (benefit)	$24,960	$15,518	$(1,075)

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes in the accompanying consolidated statements of income differed from the statutory rate (35% in 2003 and 2002 and 34% in 2001) as follows:

	2003	2002	2001

	(In thousands)
Income (loss) before income taxes	$68,052	$46,555	$(627)

Income tax expense (benefit) at statutory rate	$23,818	$16,294	$(213)
Tax effect of:
State income taxes	2,022	481	140
Tax exempt interest	(578)	(731)	(634)
Small life insurance company deduction	—	(517)	(610)
Other, net	(302)	(9)	242

Total income tax expense (benefit)	$24,960	$15,518	$(1,075)

      The balance sheets reflect net deferred income tax asset amounts that resulted from temporary differences as of December 31 as follows:

	2003	2002

	(In thousands)
Deferred income tax assets:
Unearned premiums	$10,507	$7,393
Loss and loss adjustment expense reserves	2,341	1,548
Provision for return and unearned reinsurance commissions	1,860	2,158
Provision for return and unearned service fees	1,021	226
Provision for return commissions	857	859
Allowance for losses on finance receivables	2,080	1,754
Deferred gain on sale and leaseback	160	197
Depreciation	108	302
Unrealized loss related to cash flow hedge	478	615
Other	2,457	1,538

Total deferred income tax assets	21,869	16,590

Deferred income tax liabilities:
Deferred policy acquisition costs	4,001	2,858
Net unrealized gains on available-for-sale securities	374	1,495
Other	752	804

Total deferred income tax liabilities	5,127	5,157

Net federal deferred income tax asset	16,742	11,433
State deferred income tax asset	1,797	1,307

Net deferred income tax asset	$18,539	$12,740

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Capital Stock

Initial Public Offering

      In August 2003, the Company completed the initial public offering of 7,972,276 shares of common stock (after effect of a 12 for 1 stock split — see Note 1). The Company sold 3,750,000 shares and selling shareholders sold 4,222,276 shares resulting in net proceeds to the Company (after deducting issuance costs) of $71,628,000. Of the offering proceeds, $7,700,000 was used to repay outstanding term loans with First Tennessee Bank National Association and Hibernia National Bank. Direct General Corporation used $51,900,000 to increase its investment in insurance subsidiaries and $600,000 to increase the capitalization of its non-insurance subsidiaries. The Company intends to utilize the remaining proceeds to further increase the capital of its insurance subsidiaries and for general corporate purposes.

      In conjunction with the Company’s initial public offering of common stock, all outstanding shares of preferred stock were converted into, and a common stock warrant was exercised for, shares of common stock.

Redeemable Series A Preferred Stock

      On December 2, 1994, the Company issued 2,937,744 shares of no par value convertible Series A preferred stock in a private placement offering at a price of $2.04 per share. Each share of Series A preferred stock was converted into one share of common stock in conjunction with the Company’s initial public offering in August 2003. Dividends on Series A shares were payable in cash quarterly at an annual rate of 8% and are included in interest expense in the accompanying financial statements.

Series B Preferred Stock

      On November 25, 1996, the Company issued 1,776,588 shares of no par value convertible Series B preferred stock in a private placement offering at a price of $4.50 per share. During 1997 and 1998, a total of 301,656 additional Series B shares were issued as dividends resulting in a total number issued and outstanding at December 31, 2002 of 2,078,244. Each share of Series B preferred stock was converted into 1.119 shares of common stock in conjunction with the Company’s initial public offering in August 2003. Dividends on the Series B preferred stock were payable semiannually at an annual rate of 6% per share.

Common Stock — Stock Warrant

      On November 25, 1996, the Company issued a stock warrant for the purchase of 195,060 shares of the Company’s common stock, no par value, in return for consulting services to be provided by a company affiliated with a member of the board of directors. The common stock warrant was exercised in August 2003 for an aggregate exercise price of $800,000.

Stock Option Plans

      In April 2003, the Company’s board of directors adopted and the shareholders approved the 2003 Equity Incentive Plan (the “2003 Plan”). Under terms of the 2003 Plan, 1,680,000 shares of common stock are reserved and available for distribution. Under the 2003 Plan, incentive stock options and non-qualified stock options may be granted. Exercise provisions may vary, however, the term shall not exceed ten years from the date of grant.

      On August 11, 2003, the Company granted options to purchase 924,000 shares of the Company’s common stock under the 2003 Plan to certain of its executive officers and employees, the exercise price of which equals the initial public offering price of $21 per share. Each of the options issued in August 2003 have a ten-year term with a five-year vesting schedule.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 29, 1996, the shareholders of Direct General Corporation approved the 1996 Employee Stock Incentive Plan (the “1996 Plan”). Under the 1996 Plan, incentive stock options and nonqualified stock options were granted. Exercise provisions varied, but most options are exercisable, in whole or in part, beginning six months after grant and ending ten years after grant. In April 2003, upon approval of the 2003 Plan, no further awards could be granted under the 1996 Plan.

      As of December 31, 2003, the average remaining contractual life of options outstanding under both plans is approximately seven years.

      A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on these dates is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding January 1, 2001 (744,000 exercisable)	780,000	$1.47
Granted	216,000	2.71
Exercised	318,000	1.32
Forfeited	36,000	2.71

Options outstanding December 31, 2001 (482,016 exercisable)	642,000	1.89
Granted	60,000	2.71

Options outstanding December 31, 2002 (558,036 exercisable)	702,000	1.96
Granted	924,000	21.00
Exercised	24,000	2.71

Options outstanding December 31, 2003 (610,008 exercisable)	1,602,000	$12.93

      The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. The Company granted all options currently outstanding at an exercise price equal to the market price at the date of grant and, therefore, under APB No. 25, no compensation expense is recorded. The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the Company had elected to recognize stock compensation expense based on the fair value of stock options at the grant date, as prescribed by SFAS No. 123, net income available to common shareholders and basic and diluted earnings per share would have been reported as presented in the following table.

	2003	2002	2001

	(In thousands,
	except per share amounts)
Net income (loss) available to common shareholders, as reported	$42,747	$30,476	$(113)
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(218)	(59)	(219)

Net income (loss) available to common shareholders, pro forma	$42,529	$30,417	$(332)

Income for purposes of computing diluted earnings per share common, as reported	$43,386	$31,517	$928
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(218)	(59)	(219)

Income for purposes of computing diluted earnings per share common, pro forma	$43,168	$31,458	$709

Earnings per share
Basic — as reported	$2.74	$2.30	$(0.01)

Basic — pro forma	$2.72	$2.29	$(0.04)

Diluted — as reported	$2.20	$1.68	$(0.01)

Diluted — pro forma	$2.19	$1.68	$(0.04)

      The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant based on the following factors:

	2003	2002	2001

Expected option term	5 years	10 years	10 years
Annualized volatility rate	35%	35%	35%
Risk-free rate of return	3.37%	4.93%	5.14%
Fair value at the date of grant	$21.00	$2.71	$2.71
Dividend yield	0.76%	0%	0%
Black-Scholes value	33.8%	56.2%	56.8%

Reserved Shares

      As of December 31, 2003, shares of common stock have been reserved for the following:

Exercise of stock options under the 1996 Plan	678,000
Exercise of stock options under the 2003 Plan	1,680,000

Total common shares reserved	2,358,000

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase of Common Stock

      In 2002, the Company repurchased 1,328,364 shares of stock from selling shareholders at a total price of $4,548,000 (cost per share ranging from $2.29 to $3.52). These shares were included in treasury stock in the accompanying financial statements at cost as of December 31, 2002.

11.	Statutory Financial Information and Accounting Policies

      The Company’s statutory-basis financial statements of its insurance subsidiaries are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each state of domicile. Effective January 1, 2001, each state of domicile required that insurance companies domiciled in those states prepare their statutory basis financial statements in accordance with the NAIC Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile.

      The monetary effect on statutory capital and surplus of the Company’s insurance subsidiaries of using accounting practices prescribed or permitted by the Department of Insurance in each state of domicile as of December 31 is as follows:

	2003	2002

	(In thousands)
Statutory capital and surplus	$114,050	$52,562
Effect of prescribed practices of:
Immediate write-off of goodwill	—	166
Provision for unearned ceding commissions	333	450
Limitations on admitted value of subsidiaries	—	465

Statutory capital and surplus in accordance with NAIC statutory accounting practices	$114,383	$53,643

      Statutory accounting practices differ from GAAP. Significant differences for the Company’s insurance subsidiaries were as follows:

	Net Income (Loss)
	Year ended December 31,			Surplus December 31,

	2003	2002	2001	2003	2002	2001

	(In thousands)
Statutory basis amounts	$6,569	$17,109	$595	$114,050	$52,562	$32,631
Deferred policy acquisition costs	3,267	2,145	1,203	11,432	8,165	6,020
Deferred income taxes	4,323	3,740	1,049	1,324	708	1,624
Salvage and subrogation recoverable	—	(976)	976	—	—	976
Reinsurance commissions	850	651	(1,437)	(4,982)	(4,335)	(5,135)
Guaranty fund assessments	809	(1,072)	(790)	(1,052)	(1,862)	(790)
Reversal of statutory adjustment to beginning of year reserves	—	—	(3,868)	—	—	—
Nonadmitted assets	—	—	—	1,539	1,735	898
Unrealized appreciation (depreciation) of securities available-for-sale	—	—	—	1,069	4,284	(1,034)
Other	(507)	(897)	(759)	104	(1,927)	(1,030)

GAAP amounts	$15,311	$20,700	$(3,031)	$123,484	$59,330	$34,160

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior approval from their respective state insurance departments. For 2004, $10,542,000 in dividends are available to be paid to the Company from insurance subsidiaries without prior approval. Property and casualty insurance companies are subject to certain Risk-Based Capital (RBC) requirements as specified by the NAIC. Under those requirements, the amount of capital maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 2003, each of the Company’s insurance subsidiaries exceeds the RBC requirements.

12.	Cash Flow Hedge

      The Company maintains a $190,000,000 variable rate revolving credit agreement with a group of banks (Note 6), which subjects the Company to exposures from fluctuations in interest rates under the agreement. Effective November 1, 2001, the Company purchased an interest rate cap and sold an interest rate floor in a combined derivative instrument known as a zero-cost collar (derivative), which has been designated as a hedge of variable cash flows associated with interest rate increases above the 30-day LIBOR rate of 5.05% on a notional amount of $50,000,000 (cap) and interest rate decreases below the 30-day LIBOR rate of 5.05% on a notional amount of $25,000,000 (floor). This derivative instrument requires monthly settlements whereby the Company pays the difference between the current 30-day LIBOR rate and the floor of 5.05% on $25,000,000 and receives the excess of the 30-day LIBOR rate over the cap of 5.05% on $50,000,000. At December 31, 2003, the 30-day LIBOR rate in effect was 1.17%, which resulted in an increase to the monthly interest payments of approximately $86,000. The derivative expires on November 1, 2005.

      The Company has designated this derivative instrument as a cash flow hedge in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133”. The credit risk associated with this contract is limited to the uncollected interest payments and the fair market value of the derivative to the extent it has become favorable to the Company.

      In accordance with SFAS No. 133, as amended, the Company recorded a liability representing the fair market value of the derivative instrument based on a quoted market price of such instrument as of December 31, 2003 of $1,366,000, which is included in other liabilities in the accompanying financial statements. During 2003, the Company paid $969,000 under this contract, which was transferred net of taxes of $339,000, from other comprehensive income to interest expense and income tax expense, respectively. In addition, the Company recorded an unrealized loss of $374,000, net of deferred taxes of $202,000 that is included in other comprehensive income in the accompanying financial statements. As of December 31, 2002, the Company recorded a liability of $1,759,000, which is included in other liabilities in the accompanying financial statements. During 2002, the Company paid $824,000 under this contract, which is recorded in interest expense and also recorded an unrealized loss of $1,259,000, net of deferred taxes of $674,000, which are included in other income and other comprehensive income, respectively, in the accompanying financial statements. As of December 31, 2001, the Company recorded an asset representing the fair market value of the derivative instrument based on a quoted market price of such instrument of $304,000, which is included in other assets in the accompanying financial statements. During 2001, the Company recognized a gain of $130,000 and also recorded an unrealized gain of $115,000, net of deferred taxes of $59,000, which are included in other income and other comprehensive income, respectively, in the accompanying financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

Commitments

      The Company leases various office space and equipment. Total rent expense was approximately $6,248,000, $5,710,000 and $4,990,000 in 2003, 2002 and 2001, respectively. Approximate future minimum lease commitments for leases having an initial or remaining term of more than one year are as follows at December 31, 2003:

	Capital	Operating
	Leases	Leases

	(In thousands)
2004	$1,420	$7,239
2005	1,367	3,864
2006	1,286	2,628
2007	984	1,568
2008	164	864

Total minimum lease payments	5,221	$16,163

Less amount representing interest	665

Present value of minimum lease payments	$4,556

Contingencies

      The Company is named as defendant in various legal actions arising in the ordinary course of business. Estimates of losses from legal actions pertaining to claims made under insurance policies underwritten by the Company are included in loss and loss adjustment expense reserves. Management believes that the resolution of all other actions will not have a material adverse effect on the Company’s financial position or results of operations.

14.	Fair Value of Financial Instruments

      The following methods and assumptions are used by the Company in estimating the fair value disclosures for financial instruments:

Debt Securities — Additional fair value disclosures for debt securities are included in Note 2.

Short-Term Investments — The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Finance Receivables, Net — Fair value of finance receivables, which approximates carrying value, was estimated using projected cash flows, discounted at the weighted-average rates currently being offered for similar finance receivables. Cash flows were based on contractual payment terms adjusted for delinquencies and losses.

Reinsurance Balances Receivable and Reinsurance Balances Payable — The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Notes payable — The carrying values reported in the accompanying balance sheets for these financial instruments were estimated using projected cash flows, discounted at rates currently being offered for similar notes.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying values and fair values of certain of the Company’s financial instruments as of December 31 were as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
Assets
Debt securities available-for-sale	$264,998	$264,998	$123,576	$123,576
Short-term investments	1,322	1,322	2,745	2,745
Finance receivables, net	201,271	201,271	166,935	166,935
Reinsurance balances receivable	57,472	57,472	50,874	50,874
Liabilities
Reinsurance balances payable and funds held	62,233	62,233	76,722	76,722
Notes payable	148,946	148,946	126,880	126,880
Capital lease obligations	4,556	4,556	4,310	4,310

15.	Earnings per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2003	2002	2001

	(In thousands, except per share amounts)
Numerator:
Net income (loss) available to common shareholders	$42,747	$30,476	$(113)
Dividends paid to preferred shareholders	639	1,041	1,041

Income for purposes of computing diluted earnings per common share	$43,386	$31,517	$928

Denominator:
Weighted average common shares outstanding	15,609.4	13,264.5	13,366.4
Dilutive stock options	712.1	204.6	287.7
Dilutive warrants	84.3	—	—
Dilutive preferred stock	3,273.8	5,264.0	5,264.0

Weighted average common shares outstanding for purposes of computing diluted earnings (loss) per common share	19,679.6	18,733.1	18,918.1

Basic earnings (loss) per common share	$2.74	$2.30	$(0.01)

Diluted earnings (loss) per common share	$2.20	$1.68	$(0.01)

16.	Acquisition

      Effective November 1, 2003, the Company exercised its option with LR3 Enterprises, Inc., Maitland Underwriters, Inc., and each of the Cash Register Auto Insurance Agencies, Friendly Auto Insurance Agencies, and Insurance Options Agencies to purchase the assets of 42 offices used to conduct their automobile insurance agency business in the State of Florida. The purchase price was $13,792,000, which resulted in approximately $13,400,000 of goodwill.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Event

      On January 30, 2004, the Company acquired an inactive life insurance company for a total purchase price of $7,330,000 of which approximately $1,300,000 was attributable to goodwill. The assets of this life insurance company consist of licenses to conduct life and/or accident and health insurance business in 43 states and the District of Columbia and debt securities.

18.	Quarterly Financial Data (unaudited)

      Quarterly results of operations for 2003 and 2002 are summarized as follows:

			Basic	Diluted	Stock Price(2)
	Total	Net	Earnings	Earnings
	Revenues	Income	Per Share(1)	Per Share(1)	High(3)	Low(3)	Close(3)

	(In thousands, except per share amounts)
2003
Q1	$69,048	$9,810	$0.80	$0.56	*	*	*
Q2	75,700	10,134	0.82	0.58	*	*	*
Q3	81,092	11,736	0.70	0.58	$26.69	$23.01	$25.07
Q4	91,277	11,412	0.53	0.51	33.78	25.00	33.10

	$317,117	$43,092	$2.74	$2.20	$33.78	$23.01	$33.10

2002
Q1	$48,776	$4,537	$0.33	$0.25	*	*	*
Q2	49,820	5,834	0.42	0.31	*	*	*
Q3	54,622	7,019	0.52	0.38	*	*	*
Q4	59,920	13,647	1.04	0.74	*	*	*

	$213,138	$31,037	$2.30	$1.68	*	*	*

(1)	As a result of rounding and weighted averages, the total of the four quarters’ earnings per share may not equal the earnings per share for the full year.

(2)	The Company’s Common Shares are listed on the NASDAQ National Market under the symbol of “DRCT”.

(3)	Stock prices (high, low, close) for third quarter 2003 are from August 11, 2003 to September 30, 2003 and for the full year 2003 are from August 11, 2003 to December 31, 2003.

*	Information is not meaningful since prior to August 11, 2003 the Company’s stock was not publicly traded.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period for which this report was prepared, in order to allow timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information relating to this Item 10 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004.

Item 11.	Executive Compensation.

      The information relating to this Item 11 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information relating to this Item 12 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004. Other information related to the security ownership of certain of our executive officers is set forth below.

      Rule 10b5-1 Trading Plans. Certain of our executive officers have established trading plans with their respective brokers pursuant to Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). These plans allow such brokers to effect orderly and systematic open market sales of our common stock on behalf of such executive officers in accordance with predetermined instructions regarding the amount, price, and date of such sales. Transactions under the plans are not exempt from applicable securities law requirements, such as the reporting and short-swing profit rules under Section 16 of the Exchange Act, the reporting requirements and sales volume and other limitations imposed by Rule 144 under the Securities Act of 1933, and the reporting obligations, if any, on Schedules 13D and 13G.

      Ronald F. Wilson, our General Counsel and Secretary, has established a 10b5-1 plan that allows him to diversify his personal investment portfolio and manage the alternative minimum income tax consequences of his recent exercise of incentive stock options granted to him under our 1996 Employee Stock Incentive Plan. Under Mr. Wilson’s plan, up to 36,000 shares of common stock he currently owns may be systematically sold at market prices on sale dates between April 13, 2004 and May 3, 2005 and in weekly amounts predetermined by the plan. Mr. Wilson’s current 10b5-1 plan terminates the date on which all the shares subject to the plan have been sold, or on May 3, 2005, whichever occurs first.

      Brian G. Moore, President of our premium finance subsidiary, has established a 10b5-1 plan that allows him to diversify his personal investment portfolio and manage the alternative minimum income tax consequences of his recent exercise of incentive stock options granted to him under our 1996 Employee Stock Incentive Plan. Under Mr. Moore’s plan, up to 24,000 shares of common stock he currently owns may be systematically sold at market prices on sale dates between August 23, 2004 and November 30, 2004 and in weekly amounts predetermined by the plan. Mr. Moore’s current 10b5-1 plan terminates the date on which all the shares subject to the plan have been sold, or on November 30, 2004, whichever occurs first.

Item 13.	Certain Relationships and Related Transactions.

      The information relating to this Item 13 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004.

Item 14.	Principal Accounting Fees and Services.

      The information relating to this Item 14 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)(1) Financial Statements — The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant’s 2003 Annual Report are incorporated by reference in Item 8:

      Report of Independent Accountants

Consolidated Statements of Operations — For the Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets — As of December 31, 2003 and 2002

      Consolidated Statements of Changes in Shareholders’ Equity -For the Years Ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows — For the Years Ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules — The following financial statement schedules of the Registrant and its subsidiaries, Report of Independent Accountants and Consent of Independent Accountants are included in Item 14(d):

      Schedule I — Summary of Investments — Other Than Investments in Related Parties

      Schedule IV — Reinsurance

      Schedule V — Valuation and Qualifying Accounts

      Schedule VI — Supplemental Information Concerning Property and Casualty Insurance Operations

      Report of Independent Accountants

      Consent of Independent Accountants

      No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

      (a)(3) List of exhibits:

3.1		Second Amended and Restated Charter of Direct General Corporation incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.
3.2		Amended and Restated Bylaws of Direct General Corporation, dated August 11, 2003, incorporated herein by reference to Exhibit 3.2 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.
4.1		Specimen stock certificate representing the common stock, no par value per share of Direct General Corporation incorporated herein by reference to Exhibit 4.1 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003.
10	.1†	Employment Agreement by and between Direct General Corporation and William C. Adair, Jr. dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.1 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.
10	.2+	Employment Agreement by and between Direct General Corporation and Jacqueline C. Adair dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.2 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.
10	.3+	Employment Agreement by and between Direct General Corporation and Tammy R. Adair dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.3 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.
10	.4†	Employment Agreement by and between Direct General Corporation and William J. Harter dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.4 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.
10	.5†	Employment Agreement by and between Direct General Corporation and Barry D. Elkins dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.5 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.
10	.6†	Direct General Corporation 1996 Employee Stock Incentive Plan incorporated herein by reference to Exhibit 10.6 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.
10	.7†	Direct General Corporation 2003 Equity Incentive Plan incorporated herein by reference to Exhibit 10.7 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.
10.8		Excess of Liability Reinsurance Agreement between Direct General Insurance Company and State National Specialty Insurance Company dated as of October 1, 2002 incorporated herein by reference to Exhibit 10.12 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.
10.9		Quota Share Reinsurance Agreement between Direct General Insurance Company and State National Specialty Insurance Company dated as of October 1, 2002 incorporated herein by reference to Exhibit 10.13 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.
10.10		Quota Share Reinsurance Agreement between Direct General Insurance Company and Old American County Mutual Fire Insurance Company dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.14 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.
10.11		Eighth Amended and Restated Loan Agreement by and among Direct General Corporation and certain of its subsidiaries and First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Eighth Amended and Restated Loan Agreement dated as of March 31, 2003 and the Second Amendment to the Eighth Amended and Restated Loan Agreement dated as of May 28, 2003 and the Third Amendment to the Eighth Amended and Restated Loan Agreement dated as of June 30, 2003 and the Fourth Amendment to the Eighth Amended and Restated Loan Agreement dated as of July 17, 2003 incorporated herein by reference to Exhibit 10.15 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003 and the Fifth Amendment to the Eighth Amended and Restated Loan Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 10.11 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.

10.12	Seventh Amended and Restated Pledge and Security Agreement made by Direct General Corporation in favor of First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of March 31, 2003 and the Second Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of May 28, 2003 and the Third Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2003 incorporated herein by reference to Exhibit 10.16 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003 and the Forth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 10.12 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.
10.13	Seventh Amended and Restated Security Agreement by and between Direct General Financial Services, Inc. and First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Seventh Amended and Restated Security Agreement dated as of March 31, 2003 and the Second Amendment to the Seventh Amended and Restated Security Agreement dated as of May 28, 2003 and the Third Amendment to the Seventh Amended and Restated Security Agreement dated as of June 30, 2003 incorporated herein by reference to Exhibit 10.17 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003 and the Fourth Amendment to the Seventh Amended and Restated Security Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 10.13 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.
10.14	Third Amended and Restated Loan Agreement among Direct General Corporation, Direct General Financial Services, Inc., First Tennessee Bank National Association and Hibernia National Bank dated as of October 31, 2002 incorporated herein by reference to Exhibit 10.19 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.
10.15	Florida MGA Agreement between Direct General Insurance Company, Inc. and the Maitland Underwriters dated as of August 16, 1999 incorporated herein by reference to Exhibit 10.22 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.
10.16	Option Agreement between Direct General Insurance Agency, Inc. and LR3 Enterprises, Inc. and Maitland Underwriters, Inc. dated as of August 16, 1999 as amended by the Letter Agreements dated January 9, 2001 and February 20, 2002 incorporated herein by reference to Exhibit 10.23 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.
10.17	Managing General Agency Agreement between Direct General Insurance Agency Inc. and Old American County Mutual Fire Insurance Company dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.24 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.
10.18	Option Agreement between Direct General Insurance Agency, Inc. and All American General Agency, Inc., Guaranteed Insurance Agency, Inc., and certain guarantors described therein dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.25 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.
10.19	Texas Sub-Producers Agreement between Direct General Insurance Agency, Inc. and All American General Agency, Inc. dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.26 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.
10.20	Security Trust Agreement between Direct General Insurance Company and Old American County Mutual Fire Insurance Company and First Tennessee Bank National Association dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.27 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.
10.21	Stock Purchase Agreement and Letter between Direct General Corporation and Mutual Service Casualty Insurance Company dated as of December 2, 2002 incorporated herein by reference to Exhibit 10.28 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.
10.22	Stock Purchase Agreement among Direct General Corporation, New York Life and Health Insurance Company, NYLCare Health Plans, Inc. and Aetna Inc. dated as of June 26, 2003 incorporated herein by reference to Exhibit 10.31 of the Quarterly Report on Form 10-Q filed with the SEC on September 23, 2003.

10.23		Private Passenger Automobile Quota Share Reinsurance Contract issued to each of the property and casualty insurance subsidiaries of Direct General Corporation dated as of January 1, 2004 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.
10.24		Private Passenger Automobile Excess Cessions Reinsurance Contract issued to each of the property and casualty insurance subsidiaries of Direct General Corporation dated as of January 1, 2004 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.
10.25		Property Catastrophe Excess of Loss Reinsurance Contract issued to each of the property and casualty insurance subsidiaries of Direct General Corporation dated as of January 1, 2004 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.
14*		Policy on Business Conduct (Code of Ethics).
23*		Consent of Ernst & Young LLP, as to incorporation by reference in Registration Statement No. 333-108126 of Direct General Corporation on Form S-8, with respect to the consolidated financial statements and schedules of Direct General Corporation included in this Annual Report on Form 10-K.
31	.1*	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31	.2*	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32	.1*	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32	.2*	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

†	Management contract or compensatory plan.

*	Filed herewith.

(b) Reports of Form 8-K:

(i)	Current Report on Form 8-K filed on November 5, 2003 announcing its financial results for the quarter ended September 30, 2003.

(c) Exhibits:

      The applicable exhibits are included immediately after the signature pages.

(d) Financial Statement Schedules:

      The applicable financial statement schedules are included immediately after the signature pages.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT GENERAL CORPORATION
(Registrant)

March 8, 2004

By:	/s/ WILLIAM C. ADAIR, JR.

William C. Adair, Jr.
Chairman, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. ADAIR, JR. William C. Adair, Jr.	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 8, 2004

/s/ JACQUELINE C. ADAIR Jacqueline C. Adair	Director, Executive Vice President and Chief Operating Officer	March 8, 2004

/s/ FRED H. MEDLING Fred H. Medling	Director	March 8, 2004

/s/ RAYMOND L. OSTERHOUT Raymond L. Osterhout	Director	March 8, 2004

/s/ STEPHEN L. ROHDE Stephen L. Rohde	Director	March 8, 2004

/s/ BARRY D. ELKINS Barry D. Elkins	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2004

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Direct General Corporation and Subsidiaries

      We have audited the consolidated financial statements of Direct General Corporation and Subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 17, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 17, 2004

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE I. SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2003

			Amount at
			Which Shown in
			the Balance
Type of Investment	Cost	Value	Sheet

	(In thousands)
Available-for-sale fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$94,802	$93,976	$93,976
States, municipalities, and political subdivisions	49,920	51,662	51,662
Public utilities	6,448	6,457	6,457
All other corporate bonds	112,759	112,903	112,903

Total fixed maturities	263,929	264,998	264,998

Short-term investments	1,322	1,322	1,322

Total investments	$265,251	$266,320	$266,320

DIRECT GENERAL CORPORATION (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Operations

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Revenues
Equity earnings (losses) in subsidiaries (eliminated in consolidation)	$31,649	$27,864	$(2,010)
Dividends from insurance subsidiaries (eliminated in consolidation)	1,000	2,250	2,142
Management fees from non-insurance subsidiaries (eliminated in consolidation)	18,307	3,241	2,251
Other income	70	—	49

Total revenues	51,026	33,355	2,432
Expenses
General and administrative expenses	250	147	153
Interest expense	958	1,071	1,493

Total expenses	1,208	1,218	1,646

Income before income taxes	49,818	32,137	786
Income tax expense	6,726	1,100	338

Net income	$43,092	$31,037	$448

See note to condensed financial statements.

DIRECT GENERAL CORPORATION (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	As of December 31,

	2003	2002

	(In thousands)
Assets
Cash and cash equivalents	$5,184	$2,366
Receivables from affiliated companies, net (eliminated in consolidation)	9,867	—
Investment in subsidiaries (eliminated in consolidation)	161,143	78,835
Other assets	2,393	903

Total assets	$178,587	$82,104

Liabilities, redeemable preferred stock and shareholders’ equity
Income taxes payable	$536	$35
Deferred income taxes	606	605
Payable to affiliated companies, net (eliminated in consolidation)	—	5,766
Notes payable	—	10,442
Other liabilities	50	376

Total liabilities	1,192	17,224

Redeemable Series A preferred stock	—	5,685
Shareholders’ equity
Series B preferred stock	—	9,219
Common stock	91,853	9,037
Retained earnings	85,735	43,842
Accumulated other comprehensive income (loss)	(193)	1,645
Treasury stock	—	(4,548)

Total shareholders’ equity	177,395	59,195

Total liabilities, redeemable preferred stock and shareholders’ equity	$178,587	$82,104

See note to condensed financial statements.

DIRECT GENERAL CORPORATION (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Cash Flows

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net cash provided by operating activities	$2,996	$6,024	$4,217

Investing activities
Investment in subsidiaries	(52,497)	(2,250)	—
Advance to subsidiary to paydown on credit facility	(7,000)	—	—
Advance to subsidiary to purchase insurance agency assets	(2,500)	—	—
Dividends received from insurance subsidiaries	1,000	2,250	2,142

Net cash (used in) provided by investing activities	(60,997)	—	2,142

Financing activities
Issuances of common stock	72,493	—	—
Proceeds from borrowings	—	3,179	—
Payment of principal on borrowings	(10,442)	(1,737)	(6,000)
Payment of preferred stock dividends	(345)	(561)	(561)
Payment of common stock dividends	(854)	—	—
Purchase of treasury stock	(33)	(4,548)	—

Net cash provided by (used in) financing activities	60,819	(3,667)	(6,561)

Net increase in cash and cash equivalents	2,818	2,357	(202)
Cash and cash equivalents at the beginning of the year	2,366	9	211

Cash and cash equivalents at the end of the year	$5,184	$2,366	$9

See note to condensed financial statements.

DIRECT GENERAL CORPORATION (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note to Condensed Financial Statements

1.	Basis of Presentation

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Direct General Corporation.

      In the parent company financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed income of subsidiaries since the date of acquisition, net unrealized gains/losses on the subsidiaries’ debt securities available-for-sale, and other changes in subsidiaries’ accumulated other comprehensive income.

      See Note 6 to consolidated financial statements for a description of the parent company’s notes payable.

      See Note 10 to the consolidated financial statements for a description of the parent company’s capital structure and related obligations.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE IV. REINSURANCE

					Percentage
		Ceded to	Assumed from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

	(In thousands)
Year ended December 31, 2003
Life insurance in force	$1,013,010	$—	$—	$1,013,010	0.0%

Premiums:
Life insurance	$10,596	$—	$—	$10,596	0.0%
Property and liability insurance	360,292	166,380	24,021	217,933	11.0%

Total premiums	$370,888	$166,380	$24,021	$228,529	10.5%

Year ended December 31, 2002
Life insurance in force	$560,300	$—	$—	$560,300	0.0%

Premiums:
Life insurance	$5,760	$—	$—	$5,760	0.0%
Property and liability insurance	270,338	139,328	8,205	139,215	5.9%

Total premiums	$276,098	$139,328	$8,205	$144,975	5.7%

Year ended December 31, 2001
Life insurance in force	$275,220	$—	$—	$275,220	0.0%

Premiums:
Life insurance	$2,483	$—	$—	$2,483	0.0%
Property and liability insurance	198,346	109,238	6,438	95,546	6.7%

Total premiums	$200,829	$109,238	$6,438	$98,029	6.6%

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to					Balance at
	Beginning of	Costs and	Charged to				End of
Description	Period	Expenses	Other Accounts		Deductions		Period

	(In thousands)
Year ended December 31, 2003
Allowance for finance receivable losses	$5,010	$—	$6,962	(a)	$(6,030	)(c)	$5,942
Provision for return ceding commissions	4,960	(1,869)	—		—		3,091
Provision for return commissions and service fees	2,623	—	2,306	(b)	—		4,929

Year ended December 31, 2002
Allowance for finance receivable losses	$4,811	$—	$5,346	(a)	$(5,147	)(c)	$5,010
Provision for return ceding commissions	4,048	912	—		—		4,960
Provision for return commissions and service fees	1,828	—	795	(b)	—		2,623

Year ended December 31, 2001
Allowance for finance receivable losses	$3,264	$—	$5,559	(a)	$(4,012	)(c)	$4,811
Provision for return ceding commissions	3,096	952	—		—		4,048
Provision for return commissions and service fees	1,557	—	271	(b)	—		1,828

(a)	provision for finance receivable losses charged to finance income

(b)	provision for return commissions and administrative fees charged to commission and service fee income

(c)	charge-offs, net of recoveries

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE VI. SUPPLEMENTAL INFORMATION

							Claims and
							Claim
							Adjustment
							Expenses
							Incurred		Amortization
	Deferred	Reserves for	Discount,				Related to		of Deferred	Paid Claims
	Policy	Unpaid	if any,			Net			Policy	and Claim
	Acquisition	Claims and	Deducted	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Written
Affiliation with Registrant	Costs	Adjustment	In Col. C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Premium

	(In thousands)
Consolidated property — casualty entities:
December 31, 2003	$11,012	$112,108	$0	$206,490	$217,932	$6,350	$166,866	$309	$25,287	$150,707	$281,526

December 31, 2002	$8,165	$86,658	$0	$169,148	$139,215	$5,050	$105,575	$(5,492)	$21,060	$79,315	$173,360

December 31, 2001	$6,020	$77,471	$0	$120,132	$95,546	$4,850	$85,870	$7,779	$16,258	$91,247	$109,019