Form 10-Q
period 2004-03-31
DIRECT GENERAL CORP
filed 2004-05-14
CIK 1023031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission File Number: 000-50360

DIRECT GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-1564496

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1281 Murfreesboro Road, Nashville, TN	37217

(Address of principal executive offices)	(Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,268,757 shares of common stock, no par value, at May 12, 2004.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Revenues
Premiums earned	$83,007	$47,675
Finance income	12,761	11,227
Commission and service fee income	13,495	8,499
Net investment income	2,276	1,381
Net realized gains on securities and other	69	266

Total revenues	111,608	69,048

Expenses
Insurance losses and loss adjustment expenses	60,825	34,798
Selling, general and administrative costs	25,240	17,331
Interest expense	1,352	1,567

Total expenses	87,417	53,696

Income before income taxes	24,191	15,352
Income tax expense	9,173	5,542

Net income	15,018	9,810

Preferred stock dividends – Series B	—	140

Net income available to common shareholders	$15,018	$9,670

Earnings per Share
Basic earnings per common share	$0.70	$0.80

Diluted earnings per common share	$0.67	$0.56

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2004	2003
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $280,690 and $263,929, at March 31, 2004 and December 31, 2003, respectively)	$285,375	$264,998
Short-term investments	1,631	1,322

Total investments	287,006	266,320
Cash and cash equivalents	117,789	87,342
Finance receivables, net	253,784	201,271
Reinsurance balances receivable	65,086	57,472
Prepaid reinsurance premiums	56,088	56,397
Deferred policy acquisition costs	12,099	11,432
Deferred income taxes	18,975	18,539
Property and equipment	14,185	13,775
Goodwill, net	22,188	20,840
Other assets	27,293	17,766

Total assets	$874,493	$751,154

Liabilities and Shareholders’ Equity
Loss and loss adjustment expense reserves	$113,332	$112,618
Unearned premiums	267,301	213,250
Reinsurance balances payable and funds held	68,544	62,223
Accounts payable and accrued expenses	12,463	13,105
Income taxes payable	9,964	2,369
Notes payable	176,819	148,946
Capital lease obligations	4,279	4,556
Payable for securities	8,680	—
Other liabilities	18,778	16,692

Total liabilities	680,160	573,759

Shareholders’ equity
Preferred stock, no par; authorized shares – 10,000.0; no shares issued	—	—
Common stock, no par; authorized shares – 100,000.0; issued shares – 21,657.7 and 21,350.6 at March 31, 2004 and December 31, 2003, respectively	92,278	91,853
Retained earnings	99,892	85,735
Accumulated other comprehensive income (loss):
Net unrealized appreciation on investment securities	3,046	695
Net loss on cash flow hedge	(883)	(888)

Total shareholders’ equity	194,333	177,395

Total liabilities and shareholders’ equity	$874,493	$751,154

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Operating activities
Net income	$15,018	$9,810
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on securities and other	(69)	(266)
Depreciation and amortization	1,331	1,160
Deferred income taxes	(1,983)	(2,543)
Changes in operating assets and liabilities:
Finance receivables	(52,513)	(50,477)
Reinsurance balances receivable	(7,614)	5,004
Prepaid reinsurance premiums	309	(24,656)
Deferred policy acquisition costs	(667)	(2,069)
Income taxes recoverable/payable	7,595	2,543
Loss and loss adjustment expense reserves	714	5,098
Unearned premiums	54,051	52,865
Reinsurance balances payable and funds held	6,321	16,508
Accounts payable and accrued expenses	(690)	(462)
Other	(4,608)	8,436

Net cash provided by operating activities	17,195	20,951

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	54,504	8,481
Purchase of debt securities available-for-sale	(67,775)	(23,955)
Payable for securities	8,680	—
Net purchases of short-term investments	(309)	(2,000)
Purchase of property and equipment, net	(1,678)	(678)
Purchase of life insurance company	(7,330)	—

Net cash used in investing activities	(13,908)	(18,152)

Financing activities
Issuances of common stock	425	—
Proceeds from borrowings	28,000	10,000
Payment of principal on borrowings	(404)	(1,754)
Payment of stock dividends	(861)	(140)

Net cash provided by financing activities	27,160	8,106

Net increase in cash and cash equivalents	30,447	10,905
Cash and cash equivalents at beginning of period	87,342	87,027

Cash and cash equivalents at end of period	$117,789	$97,932

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

     Direct General Corporation, headquartered in Nashville, Tennessee, is a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services primarily on a direct basis throughout most of the southeastern United States. Direct General Corporation owns four property/casualty insurance companies, two life/health insurance companies, two premium finance companies, twelve insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services.

2. Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Effective August 11, 2003, the Company effected a stock split pursuant to which each outstanding share of the Company’s common stock became 12 new shares of common stock. The Company has adjusted all share and per share amounts in the accompanying financial statements to reflect the 12 for 1 split.

3. Acquisitions

     On January 30, 2004, the Company acquired an inactive life insurance company for a total purchase price of $7.3 million of which approximately $1.3 million was attributable to goodwill. The assets of this life insurance company consist of licenses to conduct life and/or accident and health insurance business in 43 states and the District of Columbia and debt securities.

4. Secondary Offering

     On March 23, 2004, the Company completed a secondary offering whereby selling shareholders sold 3,314,015 shares of the Company’s common stock. As result of the exercise of the over-allotment option by the underwriters of the secondary offering, the Company issued and sold an additional 497,102 common shares in April 2004, which resulted in net proceeds to the Company (after deducting issuance costs) of approximately $16.0 million.

5. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$15,018	$9,670
Dividends paid to preferred shareholders	—	260

Income for purposes of computing diluted earnings per common share	$15,018	$9,930

Denominator:
Weighted average common shares outstanding	21,503.0	12,119.1
Dilutive stock options	834.1	310.7
Dilutive preferred stock	—	5,264.0

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	22,337.1	17,693.8

Basic earnings per common share	$0.70	$0.80

Diluted earnings per common share	$0.67	$0.56

6. Stock Options

     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. The Company granted all employee stock options currently outstanding at an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense is recorded. The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.”

     If the Company had elected to recognize stock compensation expense based on the fair value of stock options at the grant date, as prescribed by SFAS 123, net income available to common shareholders and basic and diluted earnings per share would have been reported as presented in the following table.

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Net income available to common shareholders, as reported	$15,018	$9,670
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(252)	(19)

Net income available to common shareholders, pro forma	$14,766	$9,651

Income for purposes of computing diluted earnings per share common, as reported	$15,018	$9,930
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(252)	(19)

Income for purposes of computing diluted earnings per share common, pro forma	$14,766	$9,911

Earnings per share
Basic – as reported	$0.70	$0.80

Basic – pro forma	$0.69	$0.80

Diluted – as reported	$0.67	$0.56

Diluted – pro forma	$0.66	$0.56

7. Recent Accounting Pronouncements

     The Company continually evaluates the impact of new accounting pronouncements and based on this analysis, the Company does not expect recently issued accounting standards to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s discussion presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is available in the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

Measurement of Results

     We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross revenues, which is comprised of gross premiums written and revenues from all other sources produced through our distribution system. We generally measure our operating results by examining our net income, return on equity, and our loss, expense and combined ratios. In addition, we evaluate our performance by comparing the level of our ancillary income to premiums earned and to operating expenses. The following provides further explanation of the key measures that we use to evaluate our results:

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

     Gross Revenues (a non-GAAP financial measure). Gross revenues are the sum of gross premiums written plus all other revenues (finance income, commission and service fee income, net investment income, and net realized gains (losses) on securities). We use gross revenues as the primary measure of the underlying growth of our revenue streams from period to period. Gross revenues are reconciled to total revenues in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

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

     Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. For statutory accounting purposes, operating expenses of an insurance company exclude investment expenses, and are reduced by other income. There is no such industry definition for determining an expense ratio for GAAP purposes. As a result, we apply the statutory definition to calculate our expense ratio on a GAAP basis. We reduce our operating expenses by ancillary income (excluding net investment income and realized gains (losses) on securities) to calculate our net operating expenses. Due to our historically high levels of reinsurance, we calculate our expense ratio on both a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Although the net basis is meaningful in evaluating our financial results that are net of ceded reinsurance, as reflected in our consolidated financial statements, we believe that the gross expense ratio more accurately reflects the operational efficiency of the underlying business and is a better measure of future trends.

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

	Three Months Ended
	March 31,
			%
($ in millions)	2004	2003	Change
	(Unaudited)
Selected Financial Data
Gross premiums written	$169.0	$140.6	20.2
Ancillary income	26.3	19.6	34.2
Net investment income and realized capital gains	2.3	1.7	35.3

Gross revenues	$197.6	$161.9	22.1

Ceded premiums written	(31.7)	(64.7)	(51.0)
Change in net unearned premiums	(54.3)	(28.2)	92.6

Total revenues	$111.6	$69.0	61.7

Net income	$15.0	$9.8	53.1

Key Financial Ratios
Loss ratio – net	73.3%	73.0%
Expense ratio – net	0.4%	(1.7%)

Combined ratio – net	73.7%	71.3%

Ancillary income to net operating expenses	98.7%	104.4%

Overview of Operating Results

     Net income increased 53.1% to $15.0 million or $0.67 per share, on a diluted basis, for the three months ended March 31, 2004, as compared to net income of $9.8 million or $0.56 per share, on a diluted basis, in the first quarter of 2003. For the quarter, gross premiums written increased 20.2% fueled by substantial growth in our renewal business and modest growth in new business. Total revenues increased 61.7% driven by a significant increase in net premiums earned due to the growth in gross premiums and an increase in the percentage of business retained. During the quarter, we continued to realize the benefits from the Cash Register agency network that was acquired in November 2003 by retaining the commission income on the sale of ancillary insurance products and converting the cost structure from a commission-based structure to the largely fixed cost structure provided by our business model. The Cash Register agency offices generated additional commission and administrative fee income of $1.6 million and term life insurance sales of $0.2 million for us. We also recognized a $2.6 million reduction in operating costs associated with the Cash Register business as compared to the first quarter of 2003.

Revenues

Premiums

     The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	Three Months Ended
	March 31,
			%
($ in millions)	2004	2003	Change
	(Unaudited)
Gross premiums written
Florida	$83.9	$70.9	18.3
Tennessee	23.4	20.9	12.0
Georgia	12.3	11.9	3.4
Louisiana	12.5	10.5	19.0
Mississippi	10.1	8.4	20.2
Texas	7.0	1.8	288.9
All other states	19.8	16.2	22.2

Gross premiums written	$169.0	$140.6	20.2
Ceded premiums written	(31.7)	(64.7)	(51.0)

Net premiums written	$137.3	$75.9	80.9

Gross premiums earned	$115.0	$87.8	31.0
Ceded premiums earned	(32.0)	(40.1)	(20.2)

Net premiums earned	$83.0	$47.7	74.0

Net premiums written to gross premiums written	81.2%	54.0%
Gross premiums earned to gross premiums written	68.0%	62.4%
Net premiums earned to net premiums written	60.5%	62.8%

     Gross premiums written increased $28.4 million or 20.2% for the three months ended March 31, 2004 compared to the first quarter of 2003. The increase in gross premiums written reflected increases of approximately $23.2 million in our existing states and $5.2 million in our expansion state, Texas. The premium growth in our existing states was driven by increases in renewal policies in Florida, Arkansas and South Carolina and new business policies in Tennessee, Mississippi and South Carolina. There was minimal impact from rate increases in our existing states. Gross written premiums from the sale of our core non-standard automobile insurance business increased 19.4% to $163.0 million while gross premiums written from the sale of our term life insurance business increased 46.3% to $6.0 million as compared to the first quarter of 2003. Gross premiums earned, a function of gross premiums written over the current and prior periods, increased 31.0% to $115.0 million in first quarter of 2004 versus the same period in 2003.

     Gross premiums written in Texas continue to increase and are in line with our expectations to produce approximately $40 million for the year. We expect to begin our initial advertising campaign in Texas in the third quarter of 2004, which is likely to involve the co-branding of Direct and the Texas independent agency network that we have an option to acquire the assets of at the end of 2004.

     The growth in net premiums written and earned is a function of gross premiums written and earned less ceded premiums written and earned. The increased capitalization of our insurance subsidiaries enabled us to retain more business and, as a result, the ratio of net premiums written to gross premiums written increased to 81.2% during the first quarter of 2004 as compared to 54.0% in the first quarter of 2003. We expect to retain 80% to 90% of our gross premiums written in 2004.

Ancillary Income

     Ancillary income for the three months ended March 31, 2004 increased 34.2% to $26.3 million compared to the corresponding period in 2003. Approximately $1.6 million of this increase was due to an increase in commission and service fee income on products sold by the Cash Register agency offices, which were acquired in the fourth quarter of 2003. During the first quarter of 2004, the penetration in the sales of ancillary insurance products increased, while premium finance income grew largely as a result of an increase in average finance receivables outstanding. The increase in finance income will not correspond proportionately with the increase in premiums earned since, in Texas, we are currently only issuing one-month policies and are not financing premiums. The ratio of ancillary income to gross premiums earned was 22.9% and 22.3% for the first quarter of 2004 and 2003, respectively, while the ratio of ancillary income to operating expenses decreased to 98.7% in the 2004 period from 104.4% in the 2003 period. Because operating expenses are net of ceded reinsurance commissions received and we have been reducing our level of reinsurance, our net operating expenses have increased resulting in a lower ratio of ancillary income to operating expenses.

Net Investment Income

     Net investment income was $2.3 million for the three months ended March 31, 2004 compared to $1.4 million for the first quarter of 2003. The increase was due primarily to an increase in average invested assets partially offset by a decrease in investment yields. Average invested assets increased 95.5% to $265.7 million in the first quarter of 2004 from $135.2 million in the first quarter of 2003; however, the average investment yield decreased to 3.5% in the first quarter of 2004 from 4.3% in the corresponding period in 2003.

Realized Gains on Securities and Other

     We realized gross gains of $0.2 million and gross losses of $0.2 million on the sale of securities for the three months ended March 31, 2004. Comparatively, we realized gross gains on debt securities of $0.3 million and no gross losses for the comparable period in 2003. There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities still held during these periods.

     In the first quarter of 2004, we also realized gross gains of $0.5 million and gross losses of $0.8 million on closed contracts in our trading portfolio. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized gains on securities and other” in our consolidated statement of operations. During the quarter, the market value on open contracts increased by $0.3 million, which was included in net realized gains on securities and other. As of March 31, 2004, we had open contracts with gross unrealized gains of $0.2 million and gross unrealized losses of $0.1 million.

Expenses

Insurance Losses and Loss Adjustment Expenses

     Insurance losses and loss adjustment expenses increased to $60.8 million for the three months ended March 31, 2004 from $34.8 million for the same period in 2003. Net loss ratios for the first quarter of 2004 and 2003 were 73.3% and 73.0%, respectively. The Company’s quarterly analysis of reserves resulted in a slight increase to prior year reserves, which increased the net loss ratio by 0.4 points in the first quarter of 2004. During the first quarter of 2003, the Company recognized $0.8 million of favorable development on prior years’ reserves, which reduced the net loss ratio by 1.7 points. The net loss ratios, excluding the impact of the adjustments to prior years’ reserves, were 72.9% and 74.7% for the three months ended March 31, 2004 and 2003, respectively. The impact of catastrophic losses in both the first quarter of 2004 and 2003 was minimal.

     Overall, our countrywide frequency and severity trends were relatively flat for the current quarter. We have been closely monitoring increases in claims frequency, particularly in the personal injury protection coverage in the Miami, Florida market over the past few quarters. We increased rates for personal injury protection coverages and have been actively challenging those claims believed to be fraudulent. As a result of these efforts, coupled with a substantial reduction in new business in the Miami, Florida market, we have began to experience an improvement in the loss trends for the personal injury protection coverage in Florida. The loss ratio for our Texas business continues to be slightly better than our countrywide average for our existing states.

Operating Expenses

     Operating expenses increased 40.7% to $26.6 million for the three months ended March 31, 2004, compared to $18.9 million for the same period of 2003. This increase in operating expenses was substantially lower than the 61.6% increase in total revenues primarily as a result of the reduction in operating costs associated with the acquisition of Cash Register agency offices in Florida. Operating expenses for the quarter reflected a $2.6 million reduction in selling, general and administrative costs associated with the Cash Register business as the cost structure for this business was converted from a variable structure with commissioned independent agents to the largely fixed cost structure provided by our business model. The increase in operating costs compared to the first quarter of 2003 was driven by a reduction in ceded reinsurance commissions received of $5.4 million and a $4.9 million increase in other operating costs primarily associated with our growth in Texas and increased premium volumes in our existing states.

Income Taxes

     Our effective tax rates were 37.9% and 36.1% for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in our effective tax rate is primarily due to an increase in state income taxes and a reduction in tax-exempt interest.

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

     Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $17.2 million and $21.0 million in the first three months of 2004 and 2003, respectively. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.

Financing and Capital

     During the first quarter of 2004, one of our insurance subsidiaries purchased an inactive life insurance company for a total purchase price of $7.3 million. The life company has licenses in 43 states and the District of Columbia and we plan to sell our life insurance product in North Carolina, Texas and future expansion states through this entity. We also invested an additional $5.5 million in our insurance subsidiaries to support premium growth and the increased retention of the business. During the first quarter of 2004, we paid a common stock dividend totaling $0.9 million.

     As of March 31, 2004, the maximum aggregate amount available under our revolving credit agreement used to support our premium finance operations was $190.0 million and the amount outstanding was $176.0 million. . Based on communications with our lenders, we expect to renew this facility for an additional two-year period when the facility matures on June 30, 2004. We do not expect any material changes in the underlying terms of the agreement.

     In April 2004, we sold an additional 497,102 shares of common stock and received net proceeds of $16.0 million after offering expenses in conjunction with a secondary offering. The proceeds from this offering will be used to further capitalize our insurance subsidiaries and for general corporate purposes.

Reinsurance

     The increased capitalization of our insurance subsidiaries enabled us to reduce our quota share cession percentage. As a result, we ceded 18.8% of our gross premiums written to reinsurers in the three months ended March 31, 2004 as compared to 46.0% in the first quarter of 2003. Our quota share reinsurance agreement for 2004 also provides for adjustments to the cession percentage during the year. We plan to cede between 10% and 20% of our gross premiums written to reinsurers during 2004.

Investments

     Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available-for-sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of March 31, 2004, our investment portfolio of $285.4 million included $4.7 million in net unrealized gains. The effective duration of our investment portfolio was 4.1 years at March 31, 2004.

     The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available-for-sale as of March 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61.9	$0.6	$0.2	$62.3
Obligations of states and political subdivisions	50.7	2.0	0.1	52.6
Corporate debt securities
Banks and financial institutions	53.0	1.1	0.1	54.0
Credit cards and auto loans	59.7	0.5	0.2	60.0
Industrial	34.8	0.7	0.1	35.4
Telecommunications	12.1	0.3	–	12.4
Utilities and Electric Services	8.5	0.2	–	8.7

Corporate debt securities	168.1	2.8	0.4	170.5

Total	$280.7	$5.4	$0.7	$285.4

     The amortized cost and fair value of debt securities available-for-sale as of March 31, 2004, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value
Years to maturity:
One or less	$7.3	$7.3
After one through five	140.5	142.5
After five through ten	99.5	101.9
After ten	33.4	33.7

Total	$280.7	$285.4

     The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of March 31, 2004. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.

     The quality distribution of our investment portfolio as of March 31, 2004 was as follows:

($ in millions)
NAIC
Rating	S&P Rating	Amortized Cost	Fair Value	% of Fair Value
1	AAA	$124.5	$126.2	44.2%
1	AA	29.4	30.5	10.7%
1	A	61.8	63.0	22.1%
2	BBB	33.1	33.6	11.8%
1	Agency	31.9	32.1	11.2%

		$280.7	$285.4	100.0%

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

     The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of March 31, 2004:

	-100 Basis Point		+100 Basis Point
($ in millions)	Change	Fair Value	Change
Debt securities, available for sale	$297.2	$285.4	$273.5

     Short-term investments. We have a managed trading account with a commodities trading company and, as of March 31, 2004, the total fair value of open trades in this account was a $0.1 million loss, which represents less than 1% of our entire investment portfolio. We invest in commodities, primarily cattle futures and swaps. U.S. Treasury securities of $1.7 million, included in short-term investments and cash of $1.0 million, included in cash and cash equivalents, are held as collateral for this account. We recognized net realized losses of $0.3 million on closed contracts and a $0.3 million gain on open contracts during the first quarter of 2004. Because this is a speculative investment and not a hedge, both the realized gains on closed contracts and the change in the fair value of open contracts are reported as “net realized gains on securities and other” in our consolidated statement of operations.

     Cash and cash equivalents. Our balance in cash and cash equivalents was $117.8 million as of as of March 31, 2004, which was approximately 35% higher than the balance of cash held at December 31, 2003. The increase was primarily attributable to the seasonality of the business.

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in the report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may”, “should”, “could”, “potential”, “continue”, “plan”, “forecast”, “estimate”, “project”, “believe”, “intend”, “anticipate”, “expect”, “target”, “is likely”, “will”, or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

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

     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business – Risks Related to our Business” section of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 4, 2004.

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

Item 4. Controls and Procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this report was prepared, in order to allow timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

     During 2003, we entered into a voluntary settlement agreement regarding all aspects of two proposed class actions filed in Tennessee state courts alleging, among other things, that certain business practices relating to our premium finance and insurance operations were unlawful. The settlement became final on June 9, 2003. Out of over 1.1 million settlement class members to whom notices of the settlement were sent, approximately 130 persons gave notice that they elected not to participate in the settlement (“opt-out”). None of the class members objected to the settlement. The Tennessee court has determined that the majority of the purported opt-out notices were timely and properly submitted. The majority of the opt-out class members are represented by a single law firm, which recently filed a multi-plaintiff lawsuit against us and several of our subsidiaries in Holmes County, Mississippi. This lawsuit is in the early procedural stages, and the ultimate outcome of this case is uncertain. We intend to vigorously defend this lawsuit.

     William C. Adair, Jr., our Chairman, Chief Executive Officer and President has been named as a defendant in a lawsuit filed in Tennessee state court in November 2003. The complaint alleges that Mr. Adair induced the plaintiff to market a “Health Plan,” that Mr. Adair made certain misrepresentations to the plaintiff and that Mr. Adair breached a contract that resulted in a loss of commissions to the plaintiff. Based on these allegations, plaintiff is seeking compensatory damages and an unspecified amount of punitive damages. We are not named as a defendant in this lawsuit; however, the plaintiff has recently filed a motion to name one of our subsidiary companies, Direct General Insurance Company, as a defendant. This lawsuit against Mr. Adair is still in the early procedural stages, and the ultimate outcome of this case is uncertain. If we or any of our subsidiaries are named as a defendant in this lawsuit, we will vigorously defend against any claims.

     In addition to legal actions that are incidental to our business, one or more of our subsidiaries has been named as a defendant in a number of currently pending putative class action lawsuits. Please see the caption “Business — Legal Proceeding” included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 9, 2004 for a description of these legal actions.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of exhibits:

31.1	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

     (b) Reports of Form 8-K:

(i)	Current Report on Form 8-K filed on February 11, 2004 to report earnings for the quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT GENERAL CORPORATION (Registrant)
May 14, 2004 Date	By: /s/ William C. Adair, Jr. (Signature)
Name: William C. Adair, Jr. Title: Chairman, Chief Executive Officer and President

May 14, 2004 Date	By: /s/ Barry D. Elkins (Signature)
Name: Barry D. Elkins Title: Senior Vice President and Chief Financial Officer