Form 10-Q
period 2004-06-30
DIRECT GENERAL CORP
filed 2004-08-10
CIK 1023031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________________to________________

Commission File Number: 000-50360

DIRECT GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-1564496

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1281 Murfreesboro Road, Nashville, TN	37217

(Address of principal executive offices)	(Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,349,246 shares of common stock, no par value, at August 6, 2004.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands – except per share amounts)
Revenues
Premiums earned	$93,297	$53,776	$176,304	$101,451
Finance income	12,702	11,220	25,463	22,447
Commission and service fee income	11,980	7,499	25,475	15,998
Net investment income	2,621	1,550	4,897	2,931
Net realized gains (losses) on securities and other	(9)	1,655	60	1,921

Total revenues	120,591	75,700	232,199	144,748

Expenses
Insurance losses and loss adjustment expenses	68,262	40,191	129,087	74,989
Selling, general and administrative costs	25,148	17,651	50,388	34,982
Interest expense	1,539	1,805	2,891	3,372

Total expenses	94,949	59,647	182,366	113,343

Income before income taxes	25,642	16,053	49,833	31,405
Income tax expense	9,624	5,919	18,797	11,461

Net income	16,018	10,134	31,036	19,944

Preferred stock dividends – Series B	—	141	—	281

Net income available to common shareholders	$16,018	$9,993	$31,036	$19,663
Earnings per Share
Basic earnings per common share	$0.72	$0.82	$1.42	$1.62

Diluted earnings per common share	$0.70	$0.58	$1.37	$1.14

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2004	2003
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $298,150 and $263,929 at June 30, 2004 and December 31, 2003, respectively)	$293,871	$264,998
Short-term investments	2,038	1,322

Total investments	295,909	266,320
Cash and cash equivalents	95,681	87,342
Finance receivables, net	236,302	201,271
Reinsurance balances receivable	48,471	57,472
Prepaid reinsurance premiums	44,902	56,397
Deferred policy acquisition costs	12,366	11,432
Income taxes recoverable	4,366	—
Deferred income taxes	22,621	18,539
Property and equipment	14,460	13,775
Goodwill, net	22,188	20,840
Other assets	23,170	17,766

Total assets	$820,436	$751,154

Liabilities and Shareholders’ Equity
Loss and loss adjustment expense reserves	$116,629	$112,618
Unearned premiums	248,636	213,250
Reinsurance balances payable and funds held	49,529	62,223
Accounts payable and accrued expenses	12,838	13,105
Income taxes payable	—	2,369
Notes payable	152,690	148,946
Capital lease obligations	4,063	4,556
Payable for securities	1,569	—
Other liabilities	14,000	16,692

Total liabilities	599,954	573,759

Shareholders’ equity
Common stock, no par; authorized shares – 100,000.0; issued shares – 22,349.2 and 21,350.6 at June 30, 2004 and December 31, 2003, respectively	108,769	91,853
Retained earnings	115,018	85,735
Accumulated other comprehensive income (loss):
Net unrealized (depreciation) appreciation on investment securities	(2,781)	695
Net loss on cash flow hedge	(524)	(888)
Total shareholders’ equity	220,482	177,395

Total liabilities and shareholders’ equity	$820,436	$751,154

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Operating activities
Net income	$31,036	$19,944
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on securities and other	(60)	(1,921)
Depreciation and amortization	2,675	2,341
Deferred income taxes	(2,406)	(4,256)
Changes in operating assets and liabilities:
Finance receivables	(35,031)	(37,057)
Reinsurance balances receivable	9,001	(1,736)
Prepaid reinsurance premiums	11,495	(19,850)
Deferred policy acquisition costs	(934)	(688)
Income taxes recoverable/payable	(6,735)	(2,459)
Loss and loss adjustment expense reserves	4,011	14,558
Unearned premiums	35,386	42,347
Reinsurance balances payable and funds held	(12,694)	13,690
Accounts payable and accrued expenses	(315)	(964)
Other	(4,486)	6,307

Net cash provided by operating activities	30,943	30,256

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	85,104	49,948
Purchase of debt securities available-for-sale	(116,235)	(98,489)
Payable for securities	1,569	—
Net (purchases) sales of short-term investments	(716)	2,745
Purchase of property and equipment, net	(3,297)	(1,698)
Purchase of life insurance company	(7,330)	—

Net cash used in investing activities	(40,905)	(47,494)

Financing activities
Issuances of common stock	16,804	—
Proceeds from borrowings	4,066	45,218
Payment of principal on borrowings	(815)	(3,354)
Payment of stock dividends	(1,754)	(281)
Net cash provided by financing activities	18,301	41,583

Net increase in cash and cash equivalents	8,339	24,345
Cash and cash equivalents at beginning of period	87,342	87,027

Cash and cash equivalents at end of period	$95,681	$111,372

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

     Direct General Corporation, headquartered in Nashville, Tennessee, is a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services primarily on a direct basis throughout most of the southeastern United States. Direct General Corporation owns four property/casualty insurance companies, two life/health insurance companies, two premium finance companies, thirteen insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services.

2. Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

4. Secondary Offering

     On March 23, 2004, the Company completed a secondary offering whereby selling shareholders sold 3,314,015 shares of the Company’s common stock. As a result of the exercise of the over-allotment option by the underwriters of the secondary offering, the Company issued and sold an additional 497,102 common shares in April 2004, which resulted in net proceeds to the Company (after deducting issuance costs) of approximately $16.0 million.

5. Notes Payable

     The Company maintains a revolving credit facility with a consortium of banks to fund the working capital of the Company’s premium finance operations. On July 1, 2004, the Company renewed its $190 million revolving credit facility under substantially similar terms and extended its maturity for an additional three-year period to June 30, 2007. As of June 30, 2004, the amount outstanding under the facility was $152.0 million.

6. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$16,018	$9,993	$31,036	$19,663
Dividends paid to preferred shareholders	—	261	—	521

Income for purposes of computing diluted earnings per common share	$16,018	$10,254	$31,036	$20,184

Denominator:
Weighted average common shares outstanding	22,239.2	12,119.1	21,871.1	12,119.1
Dilutive stock options	602.5	310.7	718.1	310.7
Dilutive preferred stock	—	5,264.0	—	5,264.0

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	22,841.7	17,693.8	22,589.2	17,693.8

Basic earnings per common share	$0.72	$0.82	$1.42	$1.62

Diluted earnings per common share	$0.70	$0.58	$1.37	$1.14

7. Stock Options

     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. The Company generally grants employee stock options at an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense is recorded. The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.”

     If the Company had elected to recognize stock compensation expense based on the fair value of stock options at the grant date, as prescribed by SFAS 123, net income available to common shareholders and basic and diluted earnings per share would have been reported as disclosed in the following table in accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income available to common shareholders, as reported	$16,018	$9,993	$31,036	$19,663
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(188)	(11)	(440)	(30)

Net income available to common shareholders, pro forma	$15,830	$9,982	$30,596	$19,633

Income for purposes of computing diluted earnings per share common, as reported	$16,018	$10,254	$31,036	$20,184
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(188)	(11)	(440)	(30)

Income for purposes of computing diluted earnings per share common, pro forma	$15,830	$10,243	$30,596	$20,154

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Earnings per share
Basic – as reported	$0.72	$0.82	$1.42	$1.62

Basic – pro forma	$0.71	$0.82	$1.40	$1.62

Diluted – as reported	$0.70	$0.58	$1.37	$1.14

Diluted – pro forma	$0.69	$0.58	$1.35	$1.14

Weighted average common shares	22,239.2	12,119.1	21,871.1	12,119.1
Fully diluted shares	22,841.7	17,693.8	22,589.2	17,693.8

8. Recent Accounting Pronouncements

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

     Gross Revenues (a non-GAAP financial measure). Gross revenues are the sum of gross premiums written plus ancillary income (finance income and commission and service fee income) and net investment income (excluding net realized gains (losses) on securities). We use gross revenues as the primary measure of the underlying growth of our revenue streams from period to period. Gross revenues are reconciled to total revenues in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

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

	(Unaudited)			(Unaudited)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2004	2003	% Change	2004	2003	% Change
Selected Financial Data
Gross premiums written	$101.8	$87.9	15.8	$270.8	$228.5	18.5
Ancillary income	24.7	18.7	32.1	50.9	38.4	32.6
Net investment income	2.6	1.5	73.3	4.9	3.0	63.3

Gross revenues	$129.1	$108.1	19.4	$326.6	$269.9	21.0

Ceded premiums written	(16.0)	(39.9)	(59.9)	(47.6)	(104.6)	(54.5)
Change in net unearned premiums	7.5	5.8	29.3	(46.9)	(22.5)	108.4
Net realized gains on investments	—	1.7	NM	0.1	1.9	(94.7)

Total revenues	$120.6	$75.7	59.3	$232.2	$144.7	60.5

Net income	$16.0	$10.1	58.4	$31.0	$19.9	55.8

Key Financial Ratios
Loss ratio – net	73.2%	74.7%		73.2%	73.9%
Expense ratio – net	2.2%	1.4%		1.3%	(0.1%)

Combined ratio – net	75.4%	76.1%		74.5%	73.8%

Ancillary income to gross premiums earned	20.5%	19.0%		21.6%	20.6%
Ancillary income to net operating expenses	92.5%	95.9%		95.5%	100.0%

  Overview of Operating Results

     Net income increased 58.4% to $16.0 million or $0.70 per share, on a diluted basis, for the three months ended June 30, 2004 and 55.8% to $31.0 million or $1.37 per share, on a diluted basis, for the six months ended June 30, 2004 compared to the same periods in 2003. The increase in net income was primarily attributable to continued growth in premiums written and earned, growth in ancillary income and a decrease in the loss ratio. Gross revenues increased 19.4% and 21.0% for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Approximately $3.6 million of the increase in net income for the second quarter was attributable to the Cash Register agency offices that were acquired in November 2003. The operating expenses associated with these offices decreased by $3.8 million as a variable (commissioned based) cost structure was replaced by the largely fixed cost structure provided by our business model. In addition, these offices generated total revenues of $1.9 million primarily from the sale of ancillary insurance products which, prior to our acquisition, remained with the agency. These favorable trends were partially offset by an increase in operating expenses and a reduction in net realized gains on securities and other. Net realized gains, after tax, were insignificant for the three months and six months ended June 30, 2004, but were $1.1 million and $1.2 million or $0.06 and $0.07 per diluted share for the three and six months ended June 30, 2003, respectively.

  Revenues

  Premiums

     The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	(Unaudited)			(Unaudited)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2004	2003	% Change	2004	2003	% Change
Gross premiums written
Florida	$52.2	$46.7	11.8	$136.1	$117.6	15.7
Tennessee	13.6	13.2	3.0	37.0	34.1	8.5
Georgia	6.7	5.0	34.0	19.0	16.9	12.4
Louisiana	6.1	5.8	5.2	18.6	16.3	14.1
Texas	8.0	3.6	122.2	15.0	5.4	177.8
Mississippi	5.0	4.0	25.0	15.1	12.4	21.8
All other states	10.2	9.6	6.3	30.0	25.8	16.3

Gross premiums written	$101.8	$87.9	15.8	$270.8	$228.5	18.5
Ceded premiums written	(16.0)	(39.9)	(59.9)	(47.6)	(104.6)	(54.5)

Net premiums written	$85.8	$48.0	78.8	$223.2	$123.9	80.1

Gross premiums earned	$120.4	$98.4	22.4	$235.4	$186.2	26.4
Ceded premiums earned	(27.1)	(44.7)	(39.4)	(59.1)	(84.8)	(30.3)

Net premiums earned	$93.3	$53.7	73.7	$176.3	$101.4	73.9

Net premiums written to gross premiums written	84.3%	54.6%		82.4%	54.2%
Gross premiums earned to gross premiums written	118.3%	111.9%		86.9%	81.5%
Net premiums earned to net premiums written	108.7%	111.9%		79.0%	81.8%

     Gross premiums written increased $13.9 million or 15.8% and $42.3 million or 18.5% for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increase in gross premiums written reflected growth primarily from renewal policies in our existing states and new business growth in our expansion state of Texas. The premium growth in our existing states also included increases in new business policies in Georgia in conjunction with some modifications to our payment plans implemented after the second quarter of 2003 and Georgia’s efforts to reduce its number of uninsured motorists. We also continue to build market share in Mississippi and South Carolina. There was minimal impact from rate changes in our existing states. Gross written premiums from the sale of our core non-standard automobile insurance business increased 14.7% and 17.6% for the three and six month periods ended June 30, 2004, respectively, while gross premiums written from the sale of our term life insurance business increased 54.2% to $3.7 million and 49.2% to $9.7 million for the first three and six months of 2004, respectively. The Cash Register agency offices, which were acquired in November 2003, have produced $1.2 million of life premiums for us through the first six months of 2004. These offices did not sell our life product prior to the acquisition. Gross premiums earned, a function of gross premiums written over the current and prior periods, increased 22.4% and 26.4% in the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.

     In early August, we commenced our initial advertising campaign in Texas, which involves the co-branding of Direct and the Texas independent agency network that we have an option to acquire the assets of at the end of 2004. We have also begun to install our agency systems into some of the independent agency offices in Texas in anticipation of our acquisition of these offices at the end of the year. In addition to Texas, we are proceeding with our expansion into Missouri and Virginia. We are currently negotiating leases for sales office space in both states and expect to begin operations in the fourth quarter of 2004.

     The growth in net premiums written and earned is a function of gross premiums written and earned less ceded premiums written and earned. The ratio of net premiums written to gross premiums written increased to 84.3% and 82.4% for the three and six months ended June 30, 2004. Comparatively, this ratio was only 54.6% and 54.2% for the corresponding periods in 2003, which was prior to the infusion of additional capital into our insurance subsidiaries from the proceeds raised in our initial public offering in the third quarter of 2003. We expect to retain approximately 85% of our gross premiums written in 2004.

  Ancillary Income

     Ancillary income for the three and six months ended June 30, 2004 was $24.7 million and $50.9 million, respectively, which represents an increase of 32.1% and 32.6%, respectively, compared to the corresponding periods in 2003. Commission and service fee income on products sold by the Cash Register agency offices, which were acquired in the fourth quarter of 2003, represented approximately $1.7 million and $3.3 million of the increase over the prior year quarter and year to date, respectively. During the second quarter of 2004, sales of ancillary insurance products increased, while premium finance income grew largely as a result of an increase in average finance receivables outstanding. The increase in finance income will not correspond proportionately with the increase in premiums earned since, in Texas, we are currently only issuing one-month policies and are not financing premiums.

     The ratio of ancillary income to gross premiums earned was 20.5% and 19.0% for the second quarter of 2004 and 2003, respectively, while the ratio of ancillary income to operating expenses decreased slightly to 92.5% in the 2004 period from 95.9% in the 2003 period. For the six months ended June 30, 2004 and 2003, the ratio of ancillary income to gross premiums earned was 21.6% and 20.6%, respectively, and the ratio of ancillary income to operating expenses was 95.6% and 100.0%, respectively. The increase in ancillary income as a percentage of gross premiums earned is largely attributable to the increase in ancillary income produced by the Cash Register offices. The decline in the ratio of ancillary income to operating expenses is primarily associated with the increased retention of the business. Because operating expenses are net of ceded reinsurance commissions received and we have been reducing our level of reinsurance, our net operating expenses have increased resulting in a lower ratio of ancillary income to operating expenses.

  Net Investment Income

     Net investment income increased to $2.6 million from $1.5 million for the three months ended June 30, 2004 compared to the same period of 2003. The increase was due primarily to an increase in invested assets partially offset by a decrease in investment yields. For the six months ended June 30, 2004, net investment income increased to $4.9 million from $3.0 million in the corresponding period in 2003. The return on the portfolio for the six months ended June 30, 2004 and 2003 was 1.8% and 2.0%, respectively. Average invested assets increased 89.2% to $280.4 million in the first six months of 2004 from $148.2 million in the first six months of 2003.

  Realized Gains (Losses) on Securities

     Net realized losses on securities were insignificant for the three months ended June 30, 2004 as compared to net realized gains of $1.7 million in the corresponding period in 2003. We realized gross gains of $0.1 million and $0.2 million and gross losses of $0.6 million and $0.7 million on the sale of securities for the three and six month periods ended June 30, 2004, respectively. The majority of these gains and losses were attributable to the sale of selected securities in favor of securities that offered more attractive yields and income potential. Comparatively, we realized gross gains of $1.7 million and $1.9 million for the three and six month periods ended June 30, 2003, respectively, with no gross realized losses during either period. The prior year to date gross gains were primarily attributable to the sale of certain securities as we repositioned our bond portfolio based on our investment guidelines for changes in market conditions and other factors. Approximately $1.2 million of the gains during the second quarter of 2003 were precipitated by our decision to reduce our investment in Georgia municipal obligations. There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities still held during these periods.

     In the three and six month periods ended June 30, 2004, we also realized gross gains of $0.9 million and $1.4 million and gross losses of $0.8 million and $1.6 million, respectively, on closed contracts in our trading portfolio. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized gains on securities and other” in our consolidated statement of operations. For the three and six months ended June 30, 2004, the market value on open contracts increased by $0.4 million and $0.7 million, respectively, which was included in net realized gains on securities and other. As of June 30, 2004, we had open contracts with gross unrealized gains of $0.4 million and gross unrealized losses of $0.1 million.

  Expenses

  Insurance Losses and Loss Adjustment Expenses

     Insurance losses and loss adjustment expenses increased to $68.3 million for the three months ended June 30, 2004 from $40.2 million for the same period in 2003. Net loss ratios for the second quarter of 2004 and 2003 were 73.2% and 74.7%, respectively. The Company’s quarterly analysis of reserves resulted in an increase to the reserves for prior accident quarters of $0.7 million or 0.7 points in the second quarter of 2004. During the quarter, we strengthened prior year reserves, primarily associated with the personal injury protection coverage in Florida, by approximately $2.0 million and reduced reserves associated with accidents occurring in the first quarter of 2004 by approximately $1.3 million due to lower than expected frequency trends for property and physical damage coverages primarily in Florida. In comparison, the loss ratio for the second quarter of 2003 was increased by approximately 2.2 points of weather related losses and by 0.5 points of adverse reserve development. The impact of weather related losses in the second quarter of 2004 was minimal.

     For the six months ended June 30, 2004, insurance losses and loss adjustment expenses increased to $129.1 million from $75.0 million in the corresponding 2003 period and the net loss ratios were 73.2% and 73.9%, respectively. Our year to date loss ratio was adversely impacted by approximately 1.3 points due to the strengthening of prior year reserves. The impact of catastrophic losses for the first six months of 2004 was minimal. For the six months ended June 30, 2003, the loss ratio included approximately 1.2 points of weather related losses that were partially offset by 0.5 points of favorable development on prior year’s reserves.

     Overall, for the first six months of 2004, our countrywide frequency and severity trends were relatively flat for the personal injury protection and property damage coverages as compared to 2003; however, we have seen a slight improvement in the frequency for the bodily injury and physical damage coverages. We have been closely monitoring increases in claims frequency, particularly in the personal injury protection coverage in the Miami, Florida market over the past few quarters. These trends appear to have stabilized and we are starting to see the benefits from the rate increases that we implemented in October 2003 and May 2004. The loss ratio for our Texas business continues to be slightly better than our countrywide average for our existing states.

  Operating Expenses

     Operating expenses increased 36.9% to $26.7 million for the three months ended June 30, 2004, compared to $19.5 million for the same period of 2003. This increase in operating expenses was substantially lower than the 59.3% increase in total revenues primarily as a result of the reduction in operating costs associated with the acquisition of Cash Register agency offices in Florida. Operating expenses for the quarter reflected a $3.8 million reduction in selling, general and administrative costs associated with the Cash Register business as the cost structure for this business was converted from a variable structure with commissioned independent agents to the largely fixed cost structure provided by our business model. The increase in operating costs compared to the second quarter of 2003 was driven by a reduction in ceded reinsurance commissions received of $5.5 million and a $5.5 million increase in other operating costs primarily associated with corporate insurance and employee health insurance costs, our growth in Texas and increased premium volumes in our existing states.

     For the six months ended June 30, 2004, operating expenses increased 38.8% to $53.3 million from $38.4 million in the comparable period in 2003. The increase in operating expenses was primarily attributable to a $10.9 million reduction in ceded reinsurance commissions received and other increases in operating costs associated with increased premium volumes totaling $10.4 million, which were partially offset by a $6.4 million reduction in operating costs associated with the Cash Register agency offices.

  Income Taxes

     Our effective tax rates were 37.5% and 36.9% for the three month periods ended June 30, 2004 and 2003, respectively. The effective tax rates for the six months ended June 30, 2004 and 2003 were 37.7% and 36.5%, respectively. The increase in our effective tax rate over the corresponding periods in the prior year was primarily due to an increase in state income taxes and a reduction in tax-exempt interest.

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

     Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $30.9 million and $30.3 million for the six months ended June 30, 2004 and 2003, respectively. We expect our cash flows from operations to be positive in both the short-term and reasonably foreseeable future.

  Financing and Capital

     During the first six months of 2004, we received $16.7 million from the issuance of common stock including approximately $16.0 million from the sale of 497,102 shares sold in our secondary stock offering. The remaining proceeds were primarily associated with common stock issued to employees in conjunction with their exercise of common stock options.

     During the three and six months ended June 30, 2004, we paid common stock dividends of $0.9 million and $1.7 million, respectively. Comparatively, we did not pay common stock dividends prior to our initial public offering of common stock in 2003, but did pay preferred stock dividends of $0.1 million and $0.3 million for the three and six months ended June 30, 2003. All of the preferred shares outstanding were converted to common shares in conjunction with the initial public offering.

     As of June 30, 2004, the maximum aggregate amount available under our revolving credit agreement used to support our premium finance operations was $190.0 million and the amount outstanding was $152.0 million. We renewed this facility for an additional three-year period on July 1, 2004. We believe that this facility will be sufficient to meet the working capital needs of our finance operations.

  Reinsurance

     The increased capitalization of our insurance subsidiaires enabled us to reduce our quota share cession percentage. As a result, we ceded 15.7% of our gross premiums written to reinsurers in the three months ended June 30, 2004 as compared to 45.4% in the second quarter of 2003. For the first six months of 2004, we ceded 17.6% of our gross premiums written to reinsurers as compared to 45.8% for the corresponding period in 2003. We plan to cede approximately more than 15% of our gross premiums written to reinsurers during 2004.

  Investments

     Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available-for-sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of June 30, 2004, our investment portfolio of $293.9 million included $4.3 million in net unrealized losses. The effective duration of our investment portfolio was 4.1 years at June 30, 2004.

     The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available-for-sale as of June 30, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$49.9	$0.1	$1.1	$48.9
Obligations of states and political subdivisions	50.3	0.9	0.4	50.8
Corporate debt securities Banks and financial institutions	57.6	0.2	1.5	56.3
Credit cards and auto loans	77.0	0.1	1.2	75.9
Industrial	34.6	0.1	0.9	33.8
Insurance	6.8	–	0.2	6.6
Telecommunications	12.5	0.1	0.3	12.3
Utilities and Electric Services	9.5	–	0.2	9.3

Corporate debt securities	198.0	0.5	4.3	194.2

Total	$298.2	$1.5	$5.8	$293.9

     The amortized cost and fair value of debt securities available-for-sale as of June 30, 2004, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value
Years to maturity:
One or less	$7.4	$7.4
After one through five	152.4	150.6
After five through ten	99.8	97.9
After ten	38.6	38.0

Total	$298.2	$293.9

     The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of June 30, 2004. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.

     The quality distribution of our investment portfolio as of June 30, 2004 was as follows:

($ in millions)
NAIC Rating	S&P Rating	Amortized Cost	Fair Value	%
1	AAA	$121.7	$120.4	41.0%
1	AA	36.0	35.9	12.2%
1	A	73.8	72.2	24.5%
2	BBB	35.7	34.9	11.9%
1	Agency	31.0	30.5	10.4%

		$298.2	$293.9	100.0%

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

     The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of June 30, 2004:

	-100 Basis Point		+100 Basis Point
($ in millions)	Change	Fair Value	Change
Debt securities, available-for-sale	$305.8	$293.9	$281.9

     Short-term investments. We have a managed trading account with a commodities trading company and, as of June 30, 2004, the total fair value of open trades in this account was $0.3 million, which represents less than 1% of our entire investment portfolio. We invest in commodities, primarily cattle futures and swaps. U.S. Treasury securities of $1.7 million, included in short-term investments and cash of $1.1 million, included in cash and cash equivalents, are held as collateral for this account. We recognized net realized losses of $0.2 million on closed contracts and an increase in net unrealized gains of $0.7 million on open contracts for the second quarter of 2004. Because this is a speculative investment and not a hedge, both the realized gains on closed contracts and the change in the fair value of open contracts are reported as “net realized gains (losses) on securities and other” in our consolidated statement of operations.

     Cash and cash equivalents. Our balance in cash and cash equivalents was $95.7 million as of June 30, 2004, which was approximately 9.5% higher than the balance of cash held at December 31, 2003. The increase was primarily attributable to the growth in business.

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

     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business – Risks Related to our Business” section of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 9, 2004.

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

     As we anticipated, one of our subsidiary companies, Direct General Insurance Company (“DGIC”), has recently been added as a defendant to the previously disclosed lawsuit filed against William C. Adair, Jr., our Chairman, Chief Executive Officer and President in Tennessee state court in November 2003. The original complaint alleged that Mr. Adair induced the plaintiff to market a “Health Plan,” that Mr. Adair made certain misrepresentations to the plaintiff, and that Mr. Adair breached a contract that resulted in a loss of commissions to the plaintiff. The amended complaint alleges additionally that such alleged actions of Mr. Adair were in his capacity as an officer of DGIC and were on behalf of DGIC. Based on these allegations, plaintiff is seeking compensatory damages and an unspecified amount of punitive damages from each of the named defendants. This lawsuit is still in the early procedural stages, and the ultimate outcome of this case is uncertain. We intend to vigorously defend this lawsuit.

     In addition to legal actions that are incidental to our business, one or more of our subsidiaries has been named as a defendant in a number of currently pending putative class action lawsuits. For descriptions of these legal actions, please see the caption “Business — Legal Proceeding” included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 9, 2004 and our periodic reports filed with the SEC under the Securities Exchange Act of 1934 since the filing of our Form 10-K.

Item 6. Exhibits and Reports on Form 8-K.

(a)	List of exhibits:

31.1	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K:

(i)	Current Report on Form 8-K filed on May 10, 2004 to report earnings for the quarter ended March 31, 2004 (Item 12. Results of Operations and Financial Condition).

(ii)	Current Report on Form 8-K filed on June 8, 2004 to report the adoption of a personal trading plan in accordance with the Securities and Exchange Commission’s Rule 10b5-1 (Item 5. Other Events).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT GENERAL CORPORATION (Registrant)
August 9, 2004	By:	/s/ William C. Adair, Jr.
Date	(Signature)
	Name:	William C. Adair, Jr.
	Title:	Chairman, Chief Executive Officer and President

August 9, 2004	By:	/s/ Barry D. Elkins
Date	(Signature)
	Name:	Barry D. Elkins
	Title:	Senior Vice President and Chief Financial Officer