Form 10-Q
period 2004-09-30
DIRECT GENERAL CORP
filed 2004-11-09
CIK 1023031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑   No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☑   No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,360,046 shares of common stock, no par value, at November 8, 2004.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands – except per share amounts)
Revenues
Premiums earned	$97,318	$58,366	$273,622	$159,817
Finance income	11,695	11,246	37,158	33,693
Commission and service fee income	11,874	8,287	37,349	24,285
Net investment income	2,789	1,681	7,686	4,612
Net realized gains on securities and other	86	1,512	146	3,433

Total revenues	123,762	81,092	355,961	225,840

Expenses
Insurance losses and loss adjustment expenses	71,765	43,189	200,852	118,178
Selling, general and administrative costs	28,393	18,423	78,781	53,405
Interest expense	1,257	1,562	4,148	4,934

Total expenses	101,415	63,174	283,781	176,517

Income before income taxes	22,347	17,918	72,180	49,323
Income tax expense	7,999	6,182	26,796	17,643

Net income	14,348	11,736	45,384	31,680
Preferred stock dividends – Series B	—	64	—	345

Net income available to common shareholders	$14,348	$11,672	$45,384	$31,335

Earnings per Share
Basic earnings per common share	$0.64	$0.70	$2.06	$2.29

Diluted earnings per common share	$0.63	$0.58	$2.00	$1.70

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $311,266 and $263,929 at September 30, 2004 and December 31, 2003, respectively)	$312,287	$264,998
Short-term investments	1,661	1,322

Total investments	313,948	266,320
Cash and cash equivalents	88,613	87,342
Finance receivables, net	224,600	201,271
Reinsurance balances receivable	48,395	57,472
Prepaid reinsurance premiums	40,287	56,397
Deferred policy acquisition costs	12,053	11,432
Income taxes recoverable	2,535	—
Deferred income taxes	21,817	18,539
Property and equipment	15,694	13,775
Goodwill, net	22,188	20,840
Other assets	24,842	17,766

Total assets	$814,972	$751,154

Liabilities and Shareholders’ Equity
Loss and loss adjustment expense reserves	$120,186	$112,618
Unearned premiums	236,100	213,250
Reinsurance balances payable and funds held	45,569	62,223
Accounts payable and accrued expenses	12,653	13,105
Income taxes payable	—	2,369
Notes payable	146,559	148,946
Capital lease obligations	3,833	4,556
Other liabilities	12,312	16,692

Total liabilities	577,212	573,759

Shareholders’ equity
Common stock, no par; authorized shares – 100,000.0; issued shares – 22,360.0 and 21,350.6 at September 30, 2004 and December 31, 2003, respectively	108,884	91,853
Retained earnings	128,471	85,735
Additional Paid-in Capital	196	—
Accumulated other comprehensive income (loss):
Net unrealized appreciation on investment securities	663	695
Net loss on cash flow hedge	(454)	(888)

Total shareholders’ equity	237,760	177,395

Total liabilities and shareholders’ equity	$814,972	$751,154

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Operating activities
Net income	$45,384	$31,680
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on securities and other	(146)	(3,433)
Depreciation and amortization	4,170	3,323
Deferred income taxes	(3,495)	(5,119)
Changes in operating assets and liabilities:
Finance receivables	(23,329)	(36,888)
Reinsurance balances receivable	9,077	(4,789)
Prepaid reinsurance premiums	16,110	(5,838)
Deferred policy acquisition costs	(621)	(2,595)
Income taxes recoverable/payable	(4,904)	(678)
Loss and loss adjustment expense reserves	7,568	18,891
Unearned premiums	22,850	43,953
Reinsurance balances payable and funds held	(16,654)	7,290
Accounts payable and accrued expenses	(500)	(510)
Other	(7,538)	(6,631)

Net cash provided by operating activities	47,972	38,656

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	100,308	72,833
Purchase of debt securities available-for-sale	(144,712)	(199,236)
Payable for securities	—	50,542
Net (sales) purchases of short-term investments	(339)	1,003
Purchase of property and equipment, net	(5,901)	(2,998)
Purchase of life insurance company	(7,330)	—

Net cash used in investing activities	(57,974)	(77,856)

Financing activities
Issuances of common stock	17,031	72,493
Net (payment) proceeds from borrowings	(1,872)	27,676
Payment of principal on borrowings	(1,238)	(11,382)
Payment on stock dividends	(2,648)	(345)
Purchase of treasury stock	—	(33)

Net cash provided by financing activities	11,273	88,409

Net increase in cash and cash equivalents	1,271	49,209
Cash and cash equivalents at beginning of period	87,342	87,027

Cash and cash equivalents at end of period	$88,613	$136,236

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

2. Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Effective August 11, 2003, the Company effected a stock split pursuant to which each outstanding share of the Company’s common stock became 12 new shares of common stock. The Company has adjusted all share and per share amounts in the accompanying financial statements to reflect the 12 for 1 split.

3. Acquisitions

     On January 30, 2004, the Company acquired an inactive life insurance company for a total purchase price of $7.3 million of which approximately $1.3 million was attributable to goodwill. The assets of this life insurance company consisted of licenses to conduct life and/or accident and health insurance business in 43 states and the District of Columbia and debt securities.

     In October 2004, the Company gave notice of its intention to exercise the option to purchase certain assets of All American General Agency, Inc., a non-standard automobile insurance agency in Texas operating primarily under the name AMCO. The effective date of the acquisition is expected to be on or about December 31, 2004. The assets being acquired include customer records and renewal rights and the operating assets of approximately 65 sales offices used to conduct their automobile insurance agency business.

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

5. Notes Payable

     The Company maintains a revolving credit facility with a consortium of banks to fund the working capital of the Company’s premium finance operations. On July 1, 2004, the Company renewed its $190 million revolving credit facility under substantially similar terms and extended its maturity for an additional three-year period to June 30, 2007. As of September 30, 2004, the amount outstanding under the facility was $146.0 million.

6. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$14,348	$11,672	$45,384	$31,335
Dividends paid to preferred shareholders	—	118	—	639

Income for purposes of computing diluted earnings per common share	$14,348	$11,790	$45,384	$31,974

Denominator:
Weighted average common shares outstanding	22,352.1	16,734.9	22,032.6	13,674.6
Dilutive stock options	420.7	710.1	620.8	668.2
Dilutive warrants	—	81.5	—	135.6
Dilutive preferred stock	—	2,632.0	—	4,377.0

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	22,772.8	20,158.5	22,653.4	18,855.4

Basic earnings per common share	$0.64	$0.70	$2.06	$2.29

Diluted earnings per common share	$0.63	$0.58	$2.00	$1.70

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

     If the Company had elected to recognize stock compensation expense based on the fair value of stock options at the grant date, as prescribed by SFAS 123, net income available to common shareholders and basic and diluted earnings per share would have been reported as disclosed in the following table in accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income available to common shareholders, as reported	$14,348	$11,672	$45,384	$31,335
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(219)	(114)	(659)	(144)

Net income available to common shareholders, pro forma	$14,129	$11,558	$44,725	$31,191

Income for purposes of computing diluted earnings per share common, as reported	$14,348	$11,790	$45,384	$31,974
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(219)	(114)	(659)	(144)

Income for purposes of computing diluted earnings per share common, pro forma	$14,129	$11,676	$44,725	$31,830

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Earnings per share
Basic – as reported	$0.64	$0.70	$2.06	$2.29

Basic – pro forma	$0.63	$0.69	$2.03	$2.28

Diluted – as reported	$0.63	$0.58	$2.00	$1.70

Diluted – pro forma	$0.62	$0.58	$1.97	$1.69

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

	(Unaudited)			(Unaudited)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2004	2003	% Change	2004	2003	% Change
Selected Financial Data
Gross premiums written	$106.9	$103.7	3.1	$377.7	$332.2	13.7
Ancillary income	23.6	19.5	21.0	74.5	58.0	28.4
Net investment income	2.8	1.7	64.7	7.7	4.6	67.4

Gross revenues	$133.3	$124.9	6.7	$459.9	$394.8	16.5

Ceded premiums written	(17.5)	(29.7)	(41.1)	(65.1)	(134.3)	(51.5)
Change in net unearned premiums	7.9	(15.6)	(150.6)	(38.9)	(38.1)	2.1
Net realized gains on investments	0.1	1.5	(93.3)	0.1	3.4	(97.1)

Total revenues	$123.8	$81.1	52.7	$356.0	$225.8	57.7

Net income	$14.3	$11.7	22.2	$45.4	$31.7	43.2

Key Financial Ratios
Loss ratio – net	73.7%	74.0%		73.4%	73.9%
Expense ratio – net	6.2%	0.8%		3.1%	0.2%

Combined ratio – net	79.9%	74.8%		76.5%	74.1%

Ancillary income to gross premiums earned	19.8%	19.1%		21.0%	20.1%
Ancillary income to net operating expenses	79.5%	97.5%		89.8%	99.5%

  Overview of Operating Results

     Net income increased 22.2% to $14.3 million or $0.63 per share, on a diluted basis, for the three months ended September 30, 2004 and 43.2% to $45.4 million or $2.00 per share, on a diluted basis, for the nine months ended September 30, 2004 compared to the same periods in 2003. The increase in net income during the quarter, was primarily attributable to continued growth in premiums written and earned, and growth in ancillary income, which were partially offset by an increase in operating expenses. Total revenues increased 52.7% to $123.8 million in the current quarter and operating expenses increased 48.5% to $29.7 million. The loss ratio for the quarter improved slightly to 73.7% from 74.0% in the prior year quarter, even though losses for the current quarter included hurricane losses of $2.3 million or approximately 2.4 points. Gross revenues increased 6.7% and 16.5% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Net realized gains, after tax, were $0.1 million for both the three months and nine months ended September 30, 2004, but were $1.0 million and $2.2 million or $0.05 and $0.12 per diluted share for the three and nine months ended September 30, 2003, respectively.

  Revenues

  Premiums

     The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	(Unaudited)			(Unaudited)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2004	2003	% Change	2004	2003	% Change
Gross premiums written
Florida	$53.2	$53.3	(0.2)	$189.3	$170.9	10.8
Tennessee	14.6	15.0	(2.7)	51.6	49.1	5.1
Georgia	6.7	7.3	(8.2)	25.7	24.2	6.2
Louisiana	7.6	7.7	(1.3)	26.2	24.0	9.2
Texas	7.8	4.7	66.0	22.8	10.1	125.7
Mississippi	5.0	4.8	4.2	20.1	17.2	16.9
All other states	12.0	10.9	10.1	42.0	36.7	14.4

Gross premiums written	$106.9	$103.7	3.1	$377.7	$332.2	13.7
Ceded premiums written	(17.5)	(29.7)	(41.1)	(65.1)	(134.3)	(51.5)

Net premiums written	$89.4	$74.0	20.8	$312.6	$197.9	58.0

Gross premiums earned	$119.4	$102.1	16.9	$354.8	$288.3	23.1
Ceded premiums earned	(22.1)	(43.7)	(49.4)	(81.2)	(128.5)	(36.8)

Net premiums earned	$97.3	$58.4	66.6	$273.6	$159.8	71.2

Net premiums written to gross premiums written	83.6%	71.4%		82.8%	59.6%
Gross premiums earned to gross premiums written	111.7%	98.5%		93.9%	86.8%
Net premiums earned to net premiums written	108.8%	78.9%		87.5%	80.7%

     Gross premiums written increased $3.2 million or 3.1% and $45.5 million or 13.7% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Gross written premiums from the sale of our core non-standard automobile insurance business increased 2.4% and 12.9% for the three and nine month periods ended September 30, 2004, respectively, while gross premiums written from the sale of our term life insurance business increased 22.2% to $4.4 million and 39.6% to $14.1 million for the first three and nine months of 2004, respectively. Gross premiums earned, a function of gross premiums written over the current and prior periods, increased 16.9% and 23.1% in the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.

     The increase in gross premiums written primarily reflected growth in our expansion state of Texas while gross premiums written in our existing states were flat overall. We have exercised our option to acquire the assets of approximately 65 sales offices in Texas from All American General Agency, Inc. (“AMCO”). In August, we began a limited advertising campaign in Texas, which initially involved the co-branding of Direct and AMCO. Co-branding with the AMCO name did not produce the level of new business that we expected. We believe that this was generally due to AMCO’s poor brand name recognition resulting from a lack of advertising in recent years. As a result, we have made the decision to shift from co-branding to a focus on branding the Direct name, through both television and yellow page advertising. We are also developing additional sales offices in areas of Texas not currently served by the AMCO agency and expect to commence operations in our initial sales offices in Missouri and Virginia during the fourth quarter.

     The premium growth in our existing states was impacted by the hurricanes that disrupted normal business operations in Florida and other states. Approximately 110 of our sales offices were closed for a day or more during the quarter, which we estimate resulted in a $2.4 to $2.8 million reduction in gross premiums written. In addition, many of our Florida customers experienced unexpected financial demands that slowed insurance purchases. We have not seen much downward pressure on rates by our competitors. However, in many of our remaining existing states, our growth has leveled off and we are seeing increased competition primarily in the form of increased advertising. In response, we made adjustments to our premium finance payment plans in several states in October and plan revisions to our advertising campaigns in order to attract more business.

     The growth in net premiums written and earned is a function of gross premiums written and earned less ceded premiums written and earned. The ratio of net premiums written to gross premiums written increased to 83.6% and 82.8% for the three and nine months ended September 30, 2004. Comparatively, this ratio was only 71.4% and 59.6% for the corresponding periods in 2003, which was prior to the infusion of additional capital into our insurance subsidiaries from the proceeds raised in our initial public offering in the third quarter of 2003. We expect to retain approximately 85% of our gross premiums written in 2004. For 2005, we expect to slightly increase our retention to approximately 88%.

  Ancillary Income

     Ancillary income for the three and nine months ended September 30, 2004 was $23.6 million and $74.5 million, respectively, which represents an increase of 21.0% and 28.4%, respectively, compared to the corresponding periods in 2003. Commission and service fee income on products sold by the Cash Register agency offices, which were acquired in the fourth quarter of 2003, represented approximately $1.4 million and $4.6 million of the increase over the prior year quarter and year to date, respectively. In response to the multiple hurricanes that occurred during the third quarter of 2004, all insurance companies and premium finance companies were ordered by the Florida Department of Financial Services to grant an extension of the grace period until October 15th for any Florida customers whose payments were due between August 10th and October 15th. As a result of these orders, no additional late or cancellation fees could be charged during this period, which reduced our finance income by approximately $1.0 million in the quarter.

     The ratio of ancillary income to gross premiums earned was 19.8% and 19.1% for the third quarter of 2004 and 2003, respectively, while the ratio of ancillary income to operating expenses decreased to 79.5% in the 2004 period from 97.5% in the 2003 period. For the nine months ended September 30, 2004 and 2003, the ratio of ancillary income to gross premiums earned was 21.0% and 20.1%, respectively, and the ratio of ancillary income to operating expenses was 89.8% and 99.5%, respectively. The increase in ancillary income as a percentage of gross premiums earned is largely attributable to the increase in ancillary income produced by the Cash Register offices. The decline in the ratio of ancillary income to operating expenses is primarily associated with the increased retention of the business. Because operating expenses are net of ceded reinsurance commissions received and we have been reducing our level of reinsurance, our net operating expenses have increased resulting in a lower ratio of ancillary income to operating expenses. In addition, the reduction in finance income related to the extended grace periods in Florida reduced the ratio of ancillary income to operating expenses by 3.4 points and 1.3 points, for the three and nine months ended September 30, 2004.

  Net Investment Income

     Net investment income increased to $2.8 million from $1.7 million for the three months ended September 30, 2004 compared to the same period of 2003. The increase in investment income was due primarily to an increase in average invested assets. For the nine months ended September 30, 2004, net investment income increased to $7.7 million from $4.6 million in the corresponding period in 2003. The year to date increase in investment income was consistent with the 65.7% increase in average invested assets to $288.9 million in the first nine months of 2004 from $174.3 million in the first nine months of 2003. The return on the portfolio for the nine months ended September 30, 2004 and 2003 was 3.6% and 3.9%, respectively.

  Realized Gains (Losses) on Securities

     Net realized gains on securities were insignificant for the three months ended September 30, 2004 as compared to net realized gains of $0.4 million in the corresponding period in 2003. We realized gross gains of $0.1 million and $0.3 million and gross losses of $0.1 million and $0.8 million on the sale of securities for the three and nine month periods ended September 30, 2004, respectively. The majority of these gains and losses were attributable to the sale of selected securities in favor of securities that offered more attractive yields and income potential. Comparatively, we realized gross gains of $0.6 million and $2.5 million for the three and nine month periods ended September 30, 2003, respectively, offset by gross realized losses of $0.2 million for both periods. The prior year to date gross gains were primarily attributable to the sale of certain securities as we repositioned our bond portfolio based on our investment guidelines for changes in market conditions and other factors. There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities still held during these periods.

     In the three and nine month periods ended September 30, 2004, we also realized gross gains of $0.8 million and $2.3 million and gross losses of $0.3 million and $2.0 million, respectively, on closed contracts in our trading portfolio. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized gains on securities and other” in our consolidated statement of operations. For the three and nine months ended September 30, 2004, the market value on open contracts decreased by $0.4 million and increased by $0.3 million, respectively, which was included in net realized gains on securities and other. As of September 30, 2004, we had open contracts with gross unrealized gains of $0.1 million and gross unrealized losses of $0.1 million.

  Expenses

  Insurance Losses and Loss Adjustment Expenses

     Insurance losses and loss adjustment expenses increased to $71.8 million for the three months ended September 30, 2004 from $43.2 million for the same period in 2003. Net loss ratios for the third quarter of 2004 and 2003 were 73.7% and 74.0%, respectively. During the quarter, we recognized catastrophe losses totaling $2.3 million associated with the four hurricanes that struck Florida and the Southeastern United States. The impact of weather related losses in the third quarter of 2003 was minimal. The Company’s quarterly analysis of reserves resulted in an increase to the reserves for prior accident quarters of $0.9 million or 0.9 points in the third quarter of 2004, which was primarily associated with the personal injury protection coverage in Florida. In comparison, the loss ratio for the third quarter of 2003 was increased by approximately 0.4 points of adverse reserve development.

     For the nine months ended September 30, 2004, insurance losses and loss adjustment expenses increased to $200.9 million from $118.2 million in the corresponding 2003 period and the net loss ratios were 73.4% and 73.9%, respectively. The impact of weather related losses in both the first nine months of 2004 and 2003 was approximately 0.8 points on the respective loss ratios. Our 2004 year to date loss ratio was adversely impacted by approximately 1.5 points due to the strengthening of prior year reserves. The majority of this strengthening centered on an increase in the frequency and severity trends for the personal injury protection coverage, particularly in the Miami, Florida market, where we continue to experience high levels of fraudulent activity. For the nine months ended September 30, 2003, the loss ratio included approximately 0.2 points of favorable development on prior year’s reserves. The accident year loss ratio, which excludes the impact of prior year reserve development, improved to 71.9% in 2004 from 74.1% in 2003, primarily as a result of a modestly higher level of premiums earned per exposure on both the personal injury protection and physical damage coverages. Overall, we have seen a small improvement in severity trends that were partially offset by a minor increase in claims frequency.

     Over the past several quarters, we adjusted premium rates and increased the involvement of our special investigations unit in an attempt to combat the continued fraud problems in the Miami market, which represents approximately 5% of our total Florida premium volume. While the rate increases we implemented have resulted in a reduction in exposures in this market, we are still not satisfied with the level of losses on new business. As a result, our sales offices in the Miami market are no longer accepting applications for new business. We will, however, continue to service our profitable renewal book of business out of these offices.

  Operating Expenses

     Operating expenses increased 48.5% to $29.7 million for the three months ended September 30, 2004, compared to $20.0 million for the same period of 2003. The increase in operating costs compared to the third quarter of 2003 was driven by a reduction in ceded reinsurance commissions received of $3.7 million and a $6.0 million increase in other operating costs primarily associated with our growth and expansion, increased employee health and corporate insurance costs, increased advertising costs, and increased professional services costs related to the implementation of the Sarbanes-Oxley Act, all of which were partially offset by a reduction in the operating costs of the Cash Register agency offices in Florida.

     For the nine months ended September 30, 2004, operating expenses increased 42.2% to $82.9 million from $58.3 million in the comparable period in 2003. The increase in operating expenses was primarily attributable to a $14.6 million reduction in ceded reinsurance commissions received and a $10.0 million increase in other operating costs associated with increased premium volumes and expansion including approximately $4.7 million of net expenses attributable to our growth in Texas. We also experienced higher levels of employee health costs, corporate insurance costs, and professional services costs related to the implementation of the Sarbanes-Oxley Act, which were partially offset by an overall reduction in operating costs for the Cash Register agency offices.

  Income Taxes

     Our effective tax rates were 35.8% and 34.5% for the three month periods ended September 30, 2004 and 2003, respectively. The effective tax rates for the nine months ended September 30, 2004 and 2003 were 37.1% and 35.8%, respectively. The increase in our effective tax rate over the corresponding periods in the prior year was primarily due to an increase in state income taxes and a reduction in tax-exempt interest.

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

     Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $48.0 million and $38.7 million for the nine months ended September 30, 2004 and 2003, respectively. We expect our cash flows from operations to be positive in both the short-term and reasonably foreseeable future.

  Financing and Capital

     During the first nine months of 2004, we received $17.0 million from the issuance of common stock including approximately $16.0 million from the sale of 497,102 shares sold in our secondary stock offering. The remaining proceeds were primarily associated with common stock issued to employees in conjunction with their exercise of common stock options.

     During the three and nine months ended September 30, 2004, we paid common stock dividends of $0.9 million and $2.6 million, respectively. Comparatively, we did not pay common stock dividends prior to our initial public offering of common stock in 2003, but did pay preferred stock dividends of $0.1 million and $0.3 million for the three and nine months ended September 30, 2003. All of the preferred shares outstanding were converted to common shares in conjunction with the initial public offering.

     As of September 30, 2004, the maximum aggregate amount available under our revolving credit agreement used to support our premium finance operations was $190.0 million and the amount outstanding was $146.0 million. This facility matures on June 30, 2007. We believe that we will be able to increase the size of this facility as necessary in order to meet the working capital needs of our finance operations.

  Reinsurance

     The increased capitalization of our insurance subsidiaries enabled us to reduce our quota share cession percentage. As a result, we ceded 16.4% of our gross premiums written to reinsurers in the three months ended September 30, 2004 as compared to 28.6% in the third quarter of 2003. For the first nine months of 2004, we ceded 17.2% of our gross premiums written to reinsurers as compared to 40.4% for the corresponding period in 2003. We plan to cede approximately 15% and 12% of our gross premiums written to reinsurers during 2004 and 2005, respectively.

  Investments

     Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available-for-sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of September 30, 2004, our investment portfolio of $312.3 million included $1.0 million in net unrealized gains. The effective duration of our investment portfolio was 4.1 years at September 30, 2004.

     The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available-for-sale as of September 30, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$52.9	$0.3	$0.5	$52.7
Obligations of states and political subdivisions	50.0	1.5	0.1	51.4
Corporate debt securities
Banks and financial institutions	58.6	0.5	0.5	58.6
Credit cards and auto loans	80.7	0.2	0.7	80.2
Industrial	36.7	0.4	0.3	36.8

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in millions)	Cost	Gains	Losses	Value
Insurance	8.0	0.1	0.1	8.0
Telecommunications	11.4	0.2	0.1	11.5
Utilities and electric services	13.0	0.2	0.1	13.1

Corporate debt securities	208.4	1.6	1.8	208.2

Total	$311.3	$3.4	$2.4	$312.3

     The amortized cost and fair value of debt securities available-for-sale as of September 30, 2004, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value
Years to maturity:
One or less	$6.0	$6.0
After one through five	163.7	163.7
After five through ten	99.0	100.1
After ten	42.6	42.5

Total	$311.3	$312.3

     The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of September 30, 2004. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.

     The quality distribution of our investment portfolio as of September 30, 2004 was as follows:

($ in millions)
NAIC	S&P	Amortized
Rating	Rating	Cost	Fair Value	%
1	AAA	$126.3	$126.3	40.5%
1	AA	34.8	35.4	11.3%
1	A	78.9	79.2	25.4%
2	BBB	36.1	36.3	11.6%
1	Agency	35.2	35.1	11.2%

		$311.3	$312.3	100.0%

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

     The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of September 30, 2004:

	-100 Basis Point		+100 Basis Point
($ in millions)	Change	Fair Value	Change
Debt securities, available-for-sale	$325.0	$312.3	$299.6

     Short-term investments. We have a managed trading account with a commodities trading company and, as of September 30, 2004, the total fair value of open trades in this account was slightly negative. We invest in commodities, primarily cattle futures and swaps. U.S. Treasury securities of $1.7 million, included in short-term investments, and cash of $1.6 million, included in cash and cash equivalents, are held as collateral for this account. We recognized net realized gains of $0.5 million on closed contracts and a decrease in net unrealized gains of $0.4 million on open contracts for the third quarter of 2004. Because this is a speculative investment and not a hedge, both the realized gains on closed contracts and the change in the fair value of open contracts are reported as “net realized gains (losses) on securities and other” in our consolidated statement of operations.

     Cash and cash equivalents. Our balance in cash and cash equivalents was $88.6 million as of September 30, 2004, which was approximately 1.5% higher than the balance of cash held at December 31, 2003.

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

PART II– OTHER INFORMATION

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

     During 2003, we entered into a voluntary settlement agreement regarding all aspects of two proposed class actions filed in Tennessee state courts alleging, among other things, that certain business practices relating to our premium finance and insurance operations were unlawful. The settlement became final on June 9, 2003. Out of over 1.1 million settlement class members to whom notices of the settlement were sent, approximately 130 persons gave notice that they elected not to participate in the settlement (“opt-out”). None of the class members objected to the settlement. The Tennessee court determined that the majority of the purported opt-out notices were timely and properly submitted. The majority of the opt-out class members were represented by a single law firm, which filed a multi-plaintiff lawsuit against us. During the third quarter of 2004, we entered into a voluntary settlement agreement regarding all aspects of the opt-out lawsuit. The settlement did not have a material effect on our results for the third quarter of 2004.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	List of exhibits:

31.1	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K:

(i)	Current Report on Form 8-K filed on August 4, 2004 to report earnings for the quarter ended June 30, 2004 (Item 12. Results of Operations and Financial Condition).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT GENERAL CORPORATION (Registrant)

November 8, 2004	By:	/s/ William C. Adair, Jr.

Date		(Signature)
Name: William C. Adair, Jr.
Title: Chairman, Chief Executive Officer and President

November 8, 2004	By:	/s/ Barry D. Elkins

Date		(Signature)
Name: Barry D. Elkins
Title: Senior Vice President and Chief Financial Officer