Form 10-K
period 2004-12-31
DIRECT GENERAL CORP
filed 2005-03-16
CIK 1023031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common stock, no par value	Name of each exchange on which registered The Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (quotation date of June 30, 2004 $32.24), based on the price at which the common equity was last sold on such date: $521,418,713.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,110,300 shares of common stock, no par value, at March 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     All of the information called for by Part III of this report is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2005.

PART I

Item 1. Business.

     Direct General Corporation, headquartered in Nashville, Tennessee, was incorporated 1993 and is a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services primarily on a direct basis and primarily in the southeastern United States. Direct General Corporation owns four property/casualty insurance companies, two life/health insurance companies, two premium finance companies, thirteen insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services.

Our Business Model

     Our model emphasizes the distribution of our products and services through neighborhood sales offices staffed by employee-agents as opposed to commissioned agents. In contrast to the independent agency distribution model relied upon by many of our insurance competitors, our business model allows us to generate significant revenue from sources other than premiums from our core product, non-standard personal automobile insurance. These additional revenues include premium finance revenues, commissions from the sale of non-core insurance products and other revenues, none of which entails insurance underwriting risk. In the independent agency distribution model, these additional revenues would typically be paid to an unaffiliated premium finance company, independent agent, or other third party.

Our Products and Services

     Our core business involves issuing non-standard personal automobile insurance policies. These policies, which generally are issued for the minimum limits of coverage required by state laws, provide coverage to drivers who generally cannot obtain insurance from standard carriers due to a variety of factors, including the lack of flexible payment plans, the failure to maintain continuous coverage, age, prior accidents, driving violations, occupation and type of vehicle.

     Through our premium finance subsidiaries, we finance the majority of the insurance policies that we sell. Premium finance involves making a loan to the customer backed by the unearned portion of the insurance premiums being financed, which is the portion of the loan attributable to future periods of coverage. We offer our customers a variety of flexible payment plans that allow for low down payments which we believe is a significant factor our customers consider when purchasing insurance.

     We offer a variety of other insurance products designed to benefit and appeal to purchasers of our non-standard personal automobile insurance policies, including term life insurance offered through our wholly-owned life insurance subsidiaries, as well as vehicle protection insurance, travel protection insurance and hospital indemnity insurance underwritten by unaffiliated insurers for which we receive a commission but do not bear insurance underwriting risk. In 2004, we began offering private labeled prepaid Visa debit cards to our customers. The cards are administered by a third party processor and we receive issuance and transaction fees. We also commenced offering payday consumer loans in certain of our Louisiana offices in 2004. We plan to begin offering payday consumer loans in additional states in 2005; however, these loans will not be offered in every office because of regulatory or lease restrictions.

     We are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), motorcycle, boat and personal watercraft policies. These additional insurance products may either be underwritten by us or by unaffiliated insurers from which we would receive a commission. We will assess the underwriting risk with respect to the products underwritten by us and may cede some portion of the risk to unaffiliated reinsurers.

     The following table summarizes the components of our gross revenues for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Gross premiums:
Gross premiums written — automobile	$463.5	$421.7	$327.6
Gross premiums written — life	18.4	13.5	7.6

Total gross premiums	$481.9	$435.2	$335.2

Ancillary income (1):
Finance income	49.2	44.9	35.7
Commission and service fee income	48.6	33.6	27.2

Total ancillary income	97.8	78.5	62.9

Net investment income excluding realized gains (losses) on securities	10.8	6.7	5.3

Gross revenues (2)	$590.5	$520.4	$403.4

(1)	Ancillary income includes income derived from revenue sources that do not entail insurance underwriting risk.

(2)	Gross revenues, which we consider to be a non-GAAP financial measure, is defined as gross premiums written, including direct premiums written and assumed premiums written, finance income, commission and service fee income, and net investment income (excluding net realized gains (losses) on securities). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Measurement of Results”.

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

     Historically, we have relied on distribution relationships with independent agencies, generally as a transitional step in the acquisition of those agencies. In pursuing our strategy of expansion in selected states, since 1991, we have acquired 14 independent insurance agencies with over 250 sales offices in six states.

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

     Our neighborhood offices serve as a channel for both product delivery and payment collection. Our widespread and convenient local presence appeals to our customers, most of whom would prefer to conduct business face-to-face rather than by telephone or the Internet. Policy applications are generally completed in the neighborhood sales offices, and most of our customers revisit these offices at least monthly to make their periodic payments.

     The following table summarizes our operating costs and the percentage of such costs covered by ancillary income for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Ancillary income	$97.8	$78.5	$62.9

Operating expenses
Selling, general and administrative costs	$108.5	$74.5	$59.7
Interest expense	5.5	6.4	6.2

Total operating expenses	$114.0	$80.9	$65.9

Ratio of ancillary income to total operating expenses	85.8%	97.0%	95.4%

Our Strengths

     We believe that our strengths provide a foundation for profitable growth.

•	Our integrated business model enables us to better manage our business and capture a significant amount of premium finance revenues, term life insurance premiums, commissions from the sale of non-core insurance products and other revenues that would typically be paid, in an independent agency distribution model, to an unaffiliated premium finance company, independent agent or other third party.

•	Our broad sales office network, which emphasizes the use of employee-agents, is the cornerstone of our relationship with our customers, who typically would prefer to conduct business face-to-face than by telephone or on the Internet.

•	Our premium finance operations, which support the majority of the policies that we sell, provide attractive payment plans for our policyholders and allow us to adjust payment plan structures to meet changes in market demands more quickly than most of our competitors.

•	Our favorable cost structure enables us to leverage our largely fixed cost neighborhood sales offices staffed by company employees and reduce our marginal operating cost as we increase revenues.

•	Our ancillary revenues, including premium finance revenues, commissions from the sale of non-core insurance products and other revenues, none of which currently entails insurance underwriting risk, defray a significant amount of our operating expenses.

•	Our claims settlement philosophy and procedures have been designed with a clear emphasis on controlling costs through the use of our employee-staffed claims operations.

•	Our controlled policy underwriting and pricing are supported by an integrated point of sale agency system and back office control system.

•	Strong name branding in our markets results from our extensive use of television advertising and the presence of our neighborhood sales offices throughout the states in which we operate.

Our Future Growth

     We intend to continue our growth primarily through:

•	Increasing Revenues in Existing Markets. We are focused on increasing revenues in our existing markets by:

•	generating new customers through our advertising campaigns; and

•	increasing the sales of our non-core insurance and non-insurance products and services.

•	Expanding Our Product and Service Offerings. We intend to expand the range of non-core insurance and non-insurance products and services we offer.

•	Expanding Our Distribution Network. We intend to expand into new states through acquisitions of local agencies and the opening of new sales offices. In January 2005, we acquired three independent agencies in Texas, including the 65 office All American General Agency, Inc. (“AMCO”), which had been producing business for us since January 2003. We have also developed a number of our own sales offices in our expansion states of Texas, Missouri and Virginia and we expect to continue to develop additional sales offices in these states throughout 2005.

Our Market

     The personal automobile insurance market is comprised of preferred, standard and non-standard insurance segments. The coverages offered by these segments generally include liability (coverage for losses suffered by third parties), physical damage, personal injury protection (no-fault) and uninsured/underinsured motorist coverages. The non-standard automobile insurance coverages, which are generally issued for the minimum limits of coverage required by state laws, provide coverage to drivers who cannot obtain insurance from standard carriers due to a variety of factors, including lack of flexible payment plans, the failure to maintain continuous coverage, age, prior accidents, driving violations, occupation and type of vehicle. In general, customers in the non-standard market have higher average premiums for a comparable amount of coverage than customers who qualify for the standard market. The higher average premiums compared to the standard market generally result from an increased frequency of losses, which is partially offset by the lower severity of losses resulting from lower limits of coverage. While there is no established industry-recognized demarcation between non-standard and other personal automobile insurance markets, based upon data compiled from A.M. Best, we believe that, as of December 31, 2003, the size of the non-standard automobile market segment in the United States was approximately $31 billion, representing approximately 20% of the total personal automobile insurance market.

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

     Based upon data compiled from A.M. Best, we believe that, as of December 31, 2003, ten insurance groups accounted for approximately 77% of the approximately $31 billion non-standard market segment. We believe that our primary insurance company competition comes not only from national companies or their subsidiaries, such as the Progressive insurance group, the Allstate insurance group, the Infinity insurance group, the State Farm insurance group, the Berkshire Hathaway insurance group (including GEICO) and the Bristol West insurance group, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we operate. Based upon our direct written premiums for 2003, we believe that, as of December 31, 2003, we would be ranked 15th nationally and sixth in the nine states in which we operated among non-standard automobile insurers, using the 2003 market data compiled from A.M. Best.

Marketing and Distribution

     Television advertising is our most heavily used and, we believe, our most effective advertising medium for reaching our customers. We believe that our local sales office presence, along with our extensive television advertising, allows us to generate strong brand name recognition in our markets.

     Television Advertising. Our commercials are frequently aired over all of our markets on network-affiliated stations. As a result of our bulk purchase advertising, the average 30-second television commercial is relatively inexpensive. Additionally, we advertise in The Real Yellow Pages® in selected markets. We believe that we have achieved meaningful brand recognition in our markets, particularly compared to other non-standard personal automobile insurers and independent agencies.

     Our advertisements present potential customers with a local phone number, as well as a toll free number for our customer service center in Baton Rouge, Louisiana, and encourage the potential customer to call us for information. Indications of estimated premiums are provided by our employee-agents in our neighborhood sales offices or our representatives located in our customer service center in Baton Rouge. Once the preliminary estimates have been provided over the phone, prospective customers are directed to the nearest neighborhood sales office where our employee-agents assist in the completion of the policy application, provide an explanation of coverages and policy options, perform an inspection of the insured vehicle and finalize the quote for the coverages selected. Employee-agents then complete the premium finance agreement and collect all amounts that are immediately due under the policy or premium finance agreement.

     Neighborhood Sales Offices. Our neighborhood sales office distribution system is comprised of offices that we have developed, offices that we have obtained through strategic acquisitions of agency operations, and a small number of offices of other independent agents. Our strategy is to place our sales offices in a strip mall on a major thoroughfare in well-populated areas of cities and towns with a population of at least 12,000. We currently lease almost all of our offices subject to operating leases with terms ranging from one month to three years.

     We have grown, and we intend to continue to grow, our business by expanding our neighborhood sales office network through the acquisition of independent insurance agencies and the opening of new neighborhood sales offices. The acquisition of independent insurance agencies generally involves the purchase of only the assets of the agency (including customer lists, rights to the agency name and the exclusive right to solicit the customer), and the assumption of certain agreed upon liabilities (generally, office space and equipment leases). We typically hire the employee-agents of the agency and in many cases hire key managers, as well. The acquisition purchase price, which is based on an arm’s-length negotiation, generally varies with the volume of non-standard personal automobile insurance premiums produced by the agency over the twelve months preceding the acquisition.

     Since our inception, we have used this expansion model to acquire the assets of 14 independent insurance agencies that included over 250 neighborhood offices in six states. Our most recent agency acquisition occurred in January 2005, when we paid approximately $5.4 million to acquire the assets of three independent insurance agencies operating through 82 sales offices in Texas. In November 2003, we paid $13.8 million for the assets of an independent agency that included 42 offices in Florida, our second significant agency acquisition in Florida. Our first Florida acquisition occurred in March 1998, when we acquired the assets of a Florida agency and its 64 neighborhood sales offices for an aggregate purchase price of $7.5 million which was our initial entry into the Florida market. Because only a minimal amount of tangible assets was acquired in these transactions, approximately $25 million of the aggregate purchase price was attributable to goodwill.

     We believe that our convenient neighborhood sales office concept is an essential component of our business model. Our licensed employee-agents have frequent direct contact with our customers. This direct contact gives us an opportunity to establish a personal relationship with the customer, who in our experience generally prefers face-to-face interaction, and helps us provide quality and efficient service. Our customers use neighborhood sales offices not only to purchase automobile insurance, but also as a convenient location to make their periodic payments and purchase other insurance and non-insurance products and services from us.

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

     New State Expansion. Historically, we have expanded into to new states through either the development of neighborhood sales offices or the acquisition of independent agencies. The acquisition of independent agencies generally provides for immediate market recognition and an existing book of business that is able to support the agency expenditures and overhead. In contrast, newly developed neighborhood sales offices in new states where we have not yet established significant name brand recognition, typically operate at a loss during the first several months of operation until such time as we can develop a sufficient customer base to support the cost of the new sales offices.

     Internet Sales. During 2004, we piloted a program, through an arrangement with an independent agency, that permitted our personal automobile insurance polices to be sold and premiums financed over the Internet. This pilot program is currently limited to Florida and has seen some success. We are considering expanding the number of states that we offer our products over the Internet through both independent agency arrangements and through our own Internet site.

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

     We believe that the majority of our customers do not qualify for insurance from standard carriers because of financial reasons, including the failure to maintain continuous coverage. Historically, over 75% of the drivers included under our insurance policies had no points associated with moving violations on their driving record at the time they purchased their policy.

     The following table provides a summary of gross personal automobile insurance premiums written for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Gross premiums written – Automobile	$463.5	$421.7	$327.6

  Individual Term Life Insurance

     In 1999, we began offering our customers individual term life insurance policies with $10,000 of coverage through our life insurance subsidiary. These are basic, one-year term policies that are guaranteed to be renewable for two additional one-year periods. Underwriting for this product generally consists of applicants answering certain health related questions. This product is sold in our neighborhood sales offices by our licensed employee-agents in each of the states in which we operate. Our employee-agents presently receive a small commission on the sale of this term life product.

     On January 30, 2004, we acquired the stock of an inactive life insurance company for a purchase price of $7.3 million. At the time of the purchase, the assets of this life insurance company consisted primarily of (i) licenses to conduct life and accident and health insurance business in 43 states and the District of Columbia and (ii) cash and debt securities with an aggregate market value of approximately $6 million. During 2004, through our new life company, we commenced our initial sales of our term life insurance product in North Carolina and Missouri and in 2005, we began offering this product in Texas and Virginia.

     The following table provides a summary of gross term life insurance premiums written for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Gross premiums written – Life	$18.4	$13.5	$7.6

Premium Finance

     In 2004, our premium finance subsidiaries financed the premiums on 95.0% of the insurance policies that we sold, excluding the policies produced through the Texas agency network which are one-month term polices and are not financed. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. We offer our customers a variety of payment plans that allow for low down payments.

     We believe that the amount of down payment and the availability of flexible payment plans are two of the primary factors that our customers consider when purchasing non-standard personal automobile insurance. Down payments and payment plans typically are offered by insurers and agents in the form of either installment billing or premium financing arrangements. Insurers typically use installment billing arrangements to bill for the premium of a single policy. Independent agents, who may offer policies from multiple insurers, use premium financing to finance multiple policies through one premium finance agreement. Under our business model, we generally chose to use premium financing versus installment billing because we believe it offers several advantages, including:

•	the ability to finance multiple policies through a single premium finance agreement,

•	returns comparable to or exceeding those of installment billing,

•	a greater flexibility of payment plan structure and down payment,

•	the ability to generate revenues in our non-insurance subsidiaries, and

•	a more defined regulatory framework for financing premiums.

     In a typical premium finance arrangement, the premium finance company lends the amount of the premium (minus the insured’s down payment) to the insured and pays it to the insurance company on behalf of the insured. The insured makes periodic payments to the premium finance company over the term of the finance agreement. Our payment plans and down payments are developed giving considerations to expected default rates and their timing and the amount of the unearned portion of the insurance premiums being financed, which provides security for the loan.

     If an insurance policy is cancelled before its term expires, the policyholder has a right to receive a return of the unearned premium. Under a premium finance agreement, however, the policyholder assigns this right to the premium finance company to secure his or her obligations under the loan. If the policyholder defaults on a payment and, after being notified of the default fails to cure the default within the prescribed time period, the premium finance company has the right to order the insurance company to cancel the policy and pay to the premium finance company the amount of any unearned premium on the policy. If the amount of unearned premium exceeds the balance due on the loan plus any interest and applicable fees owed by the policyholder to the premium finance company, then the premium finance company returns the excess amount to the policyholder in accordance with applicable law.

     The regulatory framework under which our premium finance procedures are established is generally set forth in the premium finance statutes of the states in which we operate. Among other restrictions, the interest rate we may charge our customers for financing their premiums is limited by these state statutes. In Arkansas, which has not enacted premium finance legislation or established premium finance regulations, we are generally subject to the usury laws of that state that are applicable to consumer loans. See “Regulatory Environment — Premium Finance Regulation” for additional information about state usury and other regulatory restrictions applicable to our premium finance operations.

     We strive to mitigate the risk to us of potential losses from the insured’s default under the premium finance agreement by designing payment plans that give consideration to the principal amount of the loan that is outstanding and the unearned premium securing the loan (as noted above). In addition, whenever a policyholder fails to timely cure a default on his or her premium finance loan, we act promptly to order the insurance company to cancel the insurance policy and return to us any unearned premium. Our premium finance operations are integrated with our sales office and insurance policy administration systems. Because of the efficiencies derived from the integration of these systems and the attractiveness of our payment plans, our overall profitability is enhanced by our premium finance operations.

     The following table provides a summary of our finance income for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Finance income	$49.2	$44.9	$35.7

  Ancillary Insurance Products

     We also offer ancillary insurance products and services designed to meet the needs of our customers. In doing so, we take advantage of our largely fixed cost neighborhood sales offices staffed by company employees to generate commission income for us with minimal incremental cost. The unaffiliated insurance companies that underwrite these products bear the underwriting risk associated with these policies. The commission income generated from sales of these policies is a revenue source that is not typically available to non-standard personal automobile insurance companies that rely on the independent agency business model.

     The ancillary insurance products we currently offer include vehicle protection, travel protection, and hospital indemnity. These insurance policies generally provide coverage and options that include reimbursement for medical expenses and hospital room coverage as a result of injuries sustained in automobile accidents, reimbursement for premiums for bail bonds, ambulance assistance in the event of automobile accidents, automobile rental reimbursement if the insured vehicle is involved in an accident or is stolen, and reimbursement for personal effects losses caused by damage to rented automobiles.

     Our agency and administrative subsidiaries produce and service non-standard personal automobile insurance and ancillary insurance products for other insurers. We receive administrative service fees for the agency, underwriting, policy administration and claims adjusting services performed on behalf of these unaffiliated insurers. Additionally, through reinsurance agreements, our insurance subsidiaries generally assume a portion of the non-standard personal automobile business, and in some cases assume the entire premium and related insurance risk.

     The following table provides a summary of our commission and service fee income generated from sales of ancillary insurance products and the administration of products on behalf of unaffiliated insurers for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Commission and service fee income	$48.6	$33.6	$27.2

     We are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), motorcycle, boat and personal watercraft policies. These additional insurance products may either be underwritten by unaffiliated insurers, from which we would receive a sales commission, or underwritten by one of our insurance subsidiaries. We will assess the underwriting risk with respect to the products underwritten by us and may cede some portion of that risk to unaffiliated reinsurers.

  Other Products and Services

     We offer other non-insurance products and services designed to benefit and appeal to our customers. Our intention is to continue to expand the number of insurance and non-insurance products and services offered to our existing customers and to attract new customers to our neighborhood sales offices. We anticipate that the additional flow of potential customers will provide us with the increased opportunity to sell our core product and generate additional revenue streams that further leverage our largely fixed cost distribution system. Revenues from sales of our other non-insurance products and services have not been meaningful to date.

     In July 2003, we hired a senior officer for our consumer products subsidiary who has extensive experience in retail sales and marketing. Under his direction, in 2004, we commenced offering certain non-insurance consumer products and services including a prepaid Visa® debit card and, in Louisiana, payday consumer loans. To the extent feasible, and where permitted by regulations, we intend to offer these consumer products in our existing states and, as we expand, introduce them into our new states. We also have begun to study the feasibility of a variety of other consumer retail products and consumer financial services, which we believe will appeal to our customers.

     Direct Prepaid Visa®, a Debit Card Program. Our private label Visa® debit card program allows our customers to purchase a card that can be loaded with cash only while our customer is in one of our sales offices. The program is administered by a third party processor and we receive a fee upon the issuance of each card and on each subsequent transaction in which our customer uses the card. We retain some financial risk if amounts are improperly charged to the card in excess of the pre-funded balance on the card. Through January 2005, we have issued over 75,000 cards to our customers who have loaded just under $6.0 million on the cards.

     Direct Cash Advance, a Payday Consumer Loan Program. In late 2004, through our consumer products subsidiary, we commenced offering payday consumer loans in certain of our Louisiana sales offices under the trade name Direct Cash Advance. We have entered into an agreement with a third party payday consumer loan company to assist us with the implementation, training, administration and collections related to this program. Our loans are generally available for amounts up to $300 and mature two weeks from the date of issuance. We use a variety of underwriting guidelines in our loan approval process in order to mitigate the risk of loss on these transactions. We finance and service the loans and we retain the risk for uncollectible amounts.

     We have designed our Direct Cash Advance program to comply with each individual state’s regulations and, as such, we will likely not offer this product in certain states due to the lack of state enabling legislation. We may also be limited as to where we can offer this product for a variety of other reasons including certain lease restrictions related to our sales offices.

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

     We set premium rates based on specific type of vehicle, garage location and the driver’s age, gender, marital status, driving experience and location. Currently, we use credit scoring as an additional rating factor in Kentucky and South Carolina. We seek to maintain competitive, but adequate, rates to attract those responsible drivers who we believe make up a significant portion of the non-standard market. We review loss trends in every state on a quarterly basis to identify changes in frequency and severity, and to assess the adequacy of our rates and underwriting standards. We are committed to maintaining discipline in our pricing by adjusting rates, as necessary, to maintain or improve profit margins in each market.

     Individual Term Life Insurance. Our underwriting of individual term life insurance polices is limited, due to the face amount of the policies being $10,000. Applicants are required to provide proof of age and answer six underwriting questions that are designed to determine the possible existence of serious health conditions. Our guidelines prohibit issuance of a term life insurance policy to any applicant who currently has any of the conditions mentioned in the underwriting questions.

Claims Handling

     We believe that one of the most significant keys to our success is our disciplined focus on controlling the claims process and claims costs. Since non-standard personal automobile insurance customers as a whole generally have a higher frequency of claims than preferred and standard insurance customers, it is important that we successfully manage the claims process and claims costs to limit our losses. The entire claims process is managed by our in-house claims operation. By controlling this process, rather than having all or parts of it outsourced to third parties, we can quickly assess claims, identify loss trends early and manage against fraud. We can also readily capture information that is useful in establishing loss reserves and determining premium rates. We believe that our claims process is designed to promote expedient, fair and consistent claims handling, while controlling loss adjustment expenses.

     As of January 31, 2005, our claims operation had a staff of 613 employees, including adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of two major regional claims centers and three smaller regional centers. Our employees handle all claims from the initial report of the claim until the final settlement. The regional claims offices are assigned geographic service areas with enough flexibility for any office to handle claims from other areas, as claims volume, workloads and available staff require. We believe that our in-house employment of salaried claims personnel, including appraisers and adjusters, and our control of the entire claims process result in a reduction of our ultimate loss payments, lower loss adjustment expenses and improved customer service.

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

Loss and Loss Adjustment Expense Reserves

     Automobile accidents generally result in insurance companies paying amounts to individuals or companies resulting from physical damage to an automobile or other property and an injury to a person. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of losses that will be paid for accidents reported to it, which we refer to as case reserves. In addition, since accidents are not always reported promptly upon the occurrence, insurers estimate liabilities for accidents that have occurred but have not been reported to the insurer, which we refer to as incurred but not reported, or IBNR, reserves.

     We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance subsidiaries. Each of our insurance subsidiaries establishes a reserve for all unpaid losses and loss adjustment expenses, which we refer to as LAE, including case and IBNR reserves and estimates for the cost to settle the claims. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also give consideration to various factors, such as inflation, historical claims, settlement patterns, legislative activity and litigation trends. We continually monitor these estimates and, if necessary, increase or decrease the level of our reserves as experience develops or new information becomes known.

     We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses are adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. We periodically review our methods of establishing case and IBNR reserves and update our estimates. Our actuarial staff performs quarterly comprehensive reviews of reserves and loss trends. In addition, our independent consulting actuary, provides certification of our reserves at each year end.

     The following table presents development information on changes in reserves for losses and loss adjustment expenses of our insurance subsidiaries for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Balance at beginning of period	$112.6	$86.9	$77.5
Less reinsurance recoverables on unpaid losses	37.9	29.0	40.5

Net balance at beginning of period	74.7	57.9	37.0
Add Losses and LAE incurred, net of reinsurance related to:
Current period	275.7	168.1	106.1
Prior period	6.3	0.1	(5.5)

Net losses and LAE incurred during the current year	282.0	168.2	100.6

Deduct losses and LAE paid, net of reinsurance, related to:
Current period	191.2	107.6	66.6
Prior period	63.5	43.8	13.1

Net claim payments made during the current period	254.7	151.4	79.7

Net balance at end of period	102.0	74.7	57.9
Plus reinsurance recoverables on unpaid losses	22.9	37.9	29.0

Balance at end of period	$124.9	$112.6	$86.9

     Net loss and LAE incurred included the impact of unfavorable development of $6.3 million and $0.1 million in 2004 and 2003, respectively. Approximately $4.5 million of the unfavorable development during 2004 was related to our Florida business and approximately $1.1 million was related to Tennessee. The Florida development was largely attributable to increases in expected frequency and severity trends related to the personal injury protection and property damage coverage, while the Tennessee development was generally split between increases to expected bodily injury frequency trends and increases to the expected average severity of property damage claims. During 2002, we recognized favorable development of $5.5 million that included $1.8 million related to the commutation of certain reinsurance contracts. The remaining favorable and unfavorable development was primarily a result of changes in frequency and severity trends across several states. For further discussion refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Insurance Losses and Loss Adjustment Expenses.

     During 2004, approximately 75% of our net claim payments were related to accidents occurring in the current year and the remaining 25% were attributable to prior accident years. This represents a slight increase from 2003, when our net claim payments for the 2003 accident year represented 71% of the total and the remaining 29% were related to payments on accidents occurring in prior years. During 2002, net losses and LAE paid and the portion of net losses and LAE paid that related to prior periods, were both net of $10.5 million of reinsurance payments received in conjunction with the commutation of a reinsurer’s obligation for unpaid losses and $7.4 million of reinsurance payments received in conjunction with the commutation of our stop loss reinsurance agreement.

     The table provided after the following paragraph presents the development of reserves, net of reinsurance, from 1994 through 2004. The top line of the table presents the reserves at the balance sheet date for each of the years indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table presents the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

     In evaluating the information in the table provided below, you should note that each amount entered incorporates the cumulative effects of all changes in amounts entered for prior periods. You should also note that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. The net cumulative deficiency of $5.7 million in 1999 and $10.1 million in 2000 included approximately $0.9 million and $6.5 million, respectively, related to the write-off of reinsurance recoverables from Reliance Insurance Company.

	As of December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	($ in millions)
Net reserves for losses and loss adjustment expense:
Originally estimated	$12.9	$16.8	$16.0	$18.4	$31.4	$33.9	$34.5	$37.0	$57.9	$74.7	$102.0

Cumulative amounts paid as of:
One year later	8.6	10.1	9.7	9.7	18.4	25.0	31.2	13.1	43.8	63.5
Two years later	10.9	13.3	12.4	12.2	24.8	33.7	35.3	26.9	55.4
Three years later	12.0	14.3	13.2	13.7	27.6	36.1	41.3	32.7
Four years later	12.2	14.6	13.7	14.4	28.7	38.4	43.6
Five years later	12.3	14.9	13.9	14.7	29.3	39.2
Six years later	12.4	15.0	14.0	14.8	29.7
Seven years later	12.5	15.0	14.1	14.9
Eight years later	12.5	15.1	14.1
Nine years later	12.5	15.1
Ten years later	12.5
Reserves re-estimated as of:
One year later	13.4	15.9	15.7	16.6	29.1	36.2	43.1	31.5	58.0	81.0
Two years later	13.3	16.2	15.6	15.6	28.8	38.3	42.7	33.6	61.2
Three years later	13.2	16.0	14.9	15.3	29.4	38.7	43.8	35.1
Four years later	12.9	15.5	14.6	15.1	29.5	39.3	44.6
Five years later	12.8	15.3	14.3	14.8	29.7	39.7
Six years later	12.6	15.2	14.1	14.9	29.8
Seven years later	12.5	15.0	14.1	15.0
Eight years later	12.5	15.1	14.1
Nine years later	12.5	15.1
Ten years later	12.5

Net cumulative deficiency/(redundancy):	$(0.4)	$(1.7)	$(1.8)	$(3.5)	$(1.6)	$5.7	$10.1	$(1.8)	$3.3	$6.3

Gross liability — originally estimated	$21.0	$23.1	$21.0	$25.7	$39.9	$53.2	$74.0	$77.5	$86.9	$112.6	$124.9
Reinsurance recoverables	8.1	6.3	5.0	7.3	8.5	19.3	39.5	40.5	29.0	37.9	22.9

Net liability — originally estimated	$12.9	$16.8	$16.0	$18.4	$31.4	$33.9	$34.5	$37.0	$57.9	$74.7	$102.0

Gross estimated liability — latest	$19.9	$20.7	$18.3	$22.0	$38.2	$62.6	$82.9	$80.8	$92.0	$122.9	$124.9
Reinsurance recoverables — latest	7.3	5.5	4.1	7.0	8.4	23.3	38.3	45.7	30.7	41.9	22.9

Net estimated liability — as of 2003	$12.5	$15.1	$14.1	$15.0	$29.8	$39.3	$44.6	$35.2	$61.2	$81.0	$102.0

Gross cumulative deficiency/(redundancy)	$(1.2)	$(2.5)	$(2.7)	$(3.8)	$(1.7)	$9.4	$8.9	$3.2	$5.1	$10.2

Net cumulative deficiency/(redundancy):	$(0.4)	$(1.7)	$(1.8)	$(3.5)	$(1.6)	$5.7	$10.1	$(1.8)	$3.3	$6.3

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

     Historically, we have ceded a portion of our non-standard automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. However, we have not ceded any portion of our life insurance premiums and losses to reinsurers since the life premium volume is relatively low. Ceded premiums written were equal to 15.0%, 32.2% and 46.0% of our gross premiums written for the years ended December 31, 2004, 2003 and 2002, respectively. Increases to our statutory surplus in 2004 and 2003 enabled us to retain more of the business we underwrote and reduced our use of quota share reinsurance. Prior to 2005, we ceded all of the premiums and losses associated with policies written for coverage limits in excess of the state required minimum coverages. Only a minimal amount of our non-standard automobile policies are written at these higher limits, and, beginning in 2005 we will retain all the risk associated with the higher limits. We also maintain catastrophe excess of loss reinsurance that provides coverage for losses up to $15 million, less our retention of 100% of the first $2 million of losses and 2.5% of the losses covered under this reinsurance arrangement in order to limit our exposure to losses from a single catastrophic event such as a hurricane, earthquake, or hailstorm.

     The following amounts are reflected in our financial statements as a result of reinsurance arrangements:

	Year Ended December 31,
	2004		2003		2002
	Written	Earned	Written	Earned	Written	Earned
	($ in millions)
Direct premiums	$442.6	$432.6	$410.0	$370.9	$326.6	$276.1
Assumed premiums	39.3	39.2	25.2	24.0	8.6	8.2

Gross premiums	481.9	471.8	435.2	394.9	335.2	284.3
Ceded premiums	(72.5)	(99.3)	(140.1)	(166.4)	(154.2)	(139.3)

Net premiums	$409.4	$372.5	$295.1	$228.5	$181.0	$145.0

  Reinsurance Risks

     Reinsurance is subject to certain risks, particularly credit risk, which relates to our ability to collect the payments for reinsured losses due from our reinsurers, and market risk, which affects the cost and availability of reinsurance.

     Credit Risk. We attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. We have implemented several changes to our reinsurance program over the past several years designed to reduce our exposure to the credit risk from uncollectible reinsurance recoverables. These changes include shifting the settlement of reinsurance premiums to an earned basis versus a written basis, requiring reinsurers to fund a trust account or provide a letter of credit in the event of a downgrade by A.M. Best below a specified level and limiting the maximum participation by any one reinsurer.

     Our reinsurance agreements provide us with a right of offset for balances due to or from our reinsurers. Accordingly, the funds we hold and the ceded premiums payable to our reinsurers are available to offset our reinsurance receivables. By applying this offset provision, the net exposure to reinsurers decreased to $32.0 million as of December 31, 2004 from $50.2 million as of the prior year end. Some of our reinsurers have established letters of credit and trust accounts covering $7.5 million of their obligations to us at December 31, 2004, which resulted in unsecured reinsurance recoverables of $24.5 million and $32.7 million as of December 31, 2004 and 2003, respectively. The largest unsecured recoverable from a single reinsurer was $8.2 million as of December 31, 2004. This same amount was due from both National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of American International Group, Inc., and Swiss Re America, which are rated “A++ (Superior)” and “A+ (Superior)”, respectively, by A.M. Best.

     The following table provides a summary of our reinsurance recoverables by reinsurer as of December 31, 2004.

						Amount
				Funds Held		Secured by
		Net		and Ceded		Letters of
		Recoverable	Net Receivable	Premiums	Net Exposure	Credit or Trust
Reinsurer	A.M. Best Rating	on Paid Losses	on Reserves	Payable	to Reinsurer	Accounts
		($ in millions)
AXA Corporate Solutions	A- (Excellent)	$0.4	$4.6	$3.8	$1.2	$1.2
Dorinco Reinsurance	A- (Excellent)	1.6	14.4	8.3	7.7	1.2
National Union Fire Insurance	A++ (Superior)	2.2	14.3	8.3	8.2	—
Overseas Partners	NR-5 (Not Rated)	0.9	1.0	—	1.9	1.6
SCOR Reinsurance Co	B++ (Very Good)	1.1	2.7	0.3	3.5	3.5
Swiss Re America	A+ (Superior)	2.1	14.4	8.3	8.2	—
Other Reinsurers		0.2	1.1	—	1.3	—

Total		$8.5	$52.5	$29.0	$32.0	$7.5

     Market Risk. Overall reinsurance capacity was in a period of decline as a result of inadequate pricing, poor underwriting results, and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001. As a result of periods of increased pricing and the reinsurers’ exit of certain lines of business, the reinsurance market has experienced improved underwriting results and increases to capital during the past couple of years. The reinsurance market is now showing signs of increasing capacity and, as a result, we generally believe that there is adequate reinsurance capacity to support our needs for the foreseeable future.

     We manage the cost of our quota share reinsurance by including provisions for sliding scale reinsurance commissions, loss ratio corridors, and loss ratio caps in our quota share reinsurance agreements. These provisions have been structured to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer. Provisions for sliding scale reinsurance commissions result in adjustments to the reinsurance commissions we receive for producing and administering the business based upon the reinsurers’ loss experience. Loss ratio corridors provide for layers of losses in which the reinsurer does not participate in the losses while loss ratio caps cut off the reinsurer’s liability for losses above a specified loss ratio. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113 “Accounting for Reinsurance Contracts”.

  2005 Reinsurance Program

     Quota Share. For policies written in 2005, we maintain a quota share reinsurance agreement covering personal automobile insurance policies up to the respective state’s minimum statutory limits of coverage. The agreement includes all coverages except for rental, towing, and accidental death, which are excluded. The agreement covers business written in Georgia, Florida, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Texas, and Virginia. For 2005, we have decided to exclude our Arkansas and Tennessee business from this agreement because we believe we have a sufficient level of capitalization in Direct Insurance Company, our property and casualty insurance subsidiary that underwrites the business in these states, to retain 100% of this business. Consistent with prior years, the agreement contains provisions for loss corridors and loss ratio caps, whereby we would not receive a reimbursement for that portion of the losses that resulted in a reinsurance loss ratio that was between 80.5% and 89.5% or in excess of 120.0%. The agreement also continues to provide us with the ability to cede varying amounts of business, which we refer to as cession percentages, from each of our property and casualty insurance subsidiaries and these percentages can be adjusted by us each quarter.

     Dorinco Reinsurance Company (50%), National Union Fire Insurance Company of Pittsburgh (20%), a member of American International Group, Swiss Reinsurance America Corporation (20%), and AXA Re (Paris) (10%) participate in the agreement. This agreement includes a sliding scale commission, loss ratio corridor and a loss ratio cap.

     Excess Cessions. Historically, we have maintained an excess cessions reinsurance agreement whereby the reinsurers are liable for 100% of the ultimate net losses in excess of the respective state’s compulsory and/or financial responsibility automobile liability limits. We have decided to retain 100% of these risks in 2005 because only a minimal amount of our non-standard automobile policies are written at these higher limits and we believe that we have a sufficient level of capitalization to retain this risk.

     Catastrophe Reinsurance. We purchased property catastrophe excess of loss reinsurance that provides coverage for losses up to $15 million, less our retention of both 100% of the first $2 million of losses and 2.5% of losses covered under this reinsurance arrangement. The contract covers in force, new, renewed, and assumed personal automobile physical damage business with the maximum value per vehicle covered of $75,000. If we incur losses from a catastrophic event that results in recoveries under this contract, we have the option to purchase one reinstatement of coverage with a $26 million aggregate limitation for all losses occurring during the term of the agreement. Based on computer modeling, we believe this level of coverage is more than sufficient to cover our probable maximum loss from a once in a thousand year catastrophic event. Losses from terrorist events including nuclear, chemical and biochemical acts are excluded from coverage. Our catastrophe reinsurers for 2005 include IPCRe Limited, rated “A+ (Superior)” by A.M. Best, Endurance Specialty Insurance Limited, rated “A (Excellent)” by A.M. Best, QBE Reinsurance Corporation, XL Re Limited, rated “A+ (Superior)” by A.M. Best, and certain syndicates from Lloyd’s of London.

     Assumed Reinsurance. We assume a 100% quota share percentage of certain personal automobile liability and physical damage business in Texas underwritten by Old American County Mutual Fire Insurance Company, an unaffiliated insurance company. We also assume a 100% quota share percentage of certain personal automobile physical damage business in North Carolina underwritten by an unaffiliated insurer, State National Insurance Company. We are responsible for sales, service and claims administration related to the assumed business in Texas and North Carolina.

Technology

     The effectiveness of our business model depends in large part on the technology systems we have developed specifically to implement our business model. Our technology systems enable timely and efficient communication and data sharing among the various segments of our integrated operations. The coordination of the operations of our neighborhood sales offices, insurance companies, premium finance companies and claims company provides us with the opportunity to use technology more effectively than many of our competitors who must communicate with unaffiliated premium finance companies and with a large number of independent agents, many of which use different computer systems that may not be fully compatible with the insurance company’s systems. Our central processing computer is an IBM iSeries located in Nashville, Tennessee, which was upgraded in October 2002. As part of our business continuity plan, we also maintain a backup IBM AS/400 in Baton Rouge, Louisiana. These systems maintain our official transaction records and are updated each night. The capacity of the iSeries computer permits historical detail to be maintained and available for use in rate analysis, projections and modeling.

     Sales Office Automation. We strive to standardize and integrate the technology systems between and among our subsidiaries that facilitate the automated capture of information at the earliest point in the sales cycle. All of our neighborhood sales office computers transmit information directly to our central processing computer located in Nashville where policy information and premium finance agreement data are added to our systems with nominal additional manual handling. Our sales offices also have immediate on-line access to current information on policies and premium finance agreements by a common computer interface.

     We strive to enhance the current sales office system and improve our back office integration. These systems include features for issuing policies and premium finance agreements, processing new business, renewals and endorsements, and generating all necessary documents at the neighborhood sales offices. Ultimately, we expect to eliminate the mailing of declaration pages, identification cards, payment coupon books and other documents from the main office. Connection to the iSeries is through an internal frame relay network.

     Integration of Insurance and Premium Finance Systems. The integration of the policy processing and premium finance computer systems reduces much of the time consuming paper-based transactions that typically arise in this process. Technology is used to process policy cancellations, reinstatements and return premiums between our insurance subsidiaries and our premium finance companies, resulting in reduced overhead, more timely information and improved customer service. Throughout this process, our systems generate the appropriate statutory notices, which are mailed automatically to the insured and others as appropriate.

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

Ratings

     A.M. Best rates insurance companies based on factors of concern to policyholders using a scale of 15 ratings, which currently range from “A++ (Superior)” to “F (In Liquidation)”. Our property and casualty insurance subsidiaries have been assigned a “B (Fair)” rating by A.M. Best. Currently, our life insurance subsidiaries are not rated.

     “B (Fair)” is the seventh highest rating. Publications of A.M. Best indicate that the “B (Fair)” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders, and are not evaluations directed to potential or current investors in our common stock and are not recommendations to buy, sell or hold our common stock.

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

Subsidiary	State of Domicile
Direct General Insurance Company	South Carolina(1)
Direct Insurance Company	Tennessee
Direct General Insurance Company of Louisiana	Louisiana
Direct General Insurance Company of Mississippi	Mississippi
Direct Life Insurance Company	Georgia
Direct General Life Insurance Company	South Carolina

(1)	Direct General Insurance Company is also commercially domiciled in Florida.

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

     Required Licensing. We operate under licenses issued by various state insurance, consumer credit and banking authorities. Such licenses may be of perpetual duration or renewable periodically, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages, agency and claims services, and premium finance products that may be offered in the licensing state. Such licenses are typically issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to our business are in good standing. Currently, we hold property and liability insurance licenses in the states of Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi,

Missouri, South Carolina, Tennessee, Texas and Virginia. Also, we hold managing general agency licenses in Florida and Texas and life insurance licenses in 44 states and the District of Columbia. We hold the required premium finance licenses in all states in which we currently operate. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing.

     Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance subsidiaries conduct business. These regulations require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system domiciled in that state. We have insurance subsidiaries that are organized and domiciled or commercially domiciled under the insurance statutes of each of Florida, Georgia, Louisiana, Mississippi, South Carolina and Tennessee. The insurance laws in each of these states similarly provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. Generally, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company (5% or more in Florida) is presumed to have acquired control of the domestic insurer.

     Restrictions on Paying Dividends. We rely, in part, on receiving dividends from our insurance subsidiaries to meet our cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for our insurance subsidiaries to declare and pay extraordinary dividends to us. The maximum amount of dividends our insurance subsidiaries can pay us during 2005 without regulatory approval is $10.1 million. The payment of dividends is limited by the amount of surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect.

     Regulation of Rates and Policy Forms. Most states in which our insurance subsidiaries operate have insurance laws requiring insurance companies to file premium rate schedules and policy or coverage forms for review and approval. In many cases, such rates and policy forms must be approved prior to use. State insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. Property and casualty insurers are generally unable to implement rate increases until they show that the costs associated with providing such coverage have increased. The speed at which an insurer can change rates in response to competition or to increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. There are three basic rate administration systems: (i) the insurer must file and obtain regulatory approval of the new rate before using it; (ii) the insurer may begin using the new rate and immediately file it for regulatory review; or (iii) the insurer may begin using the new rate and file it within a specified period of time for regulatory review. Under all three rating systems, the state insurance regulators have the authority to disapprove the rate subsequent to its filing. Thus, insurers who begin using new rates before the rates are approved may be required to issue premium refunds or credits to policyholders if the new rates are ultimately deemed excessive and disapproved by the applicable state insurance authorities. In addition, in some states, there has been some pressure in the past to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates.

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

     Other Insurance Regulatory Initiatives and Proposed Legislation. Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners (“NAIC”) and state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Examples of these regulatory initiatives and proposals that may affect our business or operations include:

•	enactment of the Class Action Fairness Act of 2005 that enables defendants to move large national class actions from state courts to federal courts. The legislation also purports to provide protections to consumer class members;

•	restrictions on the use of credit scoring by insurance companies when deciding whether to cover, or how much premium to charge, potential customers, which have been in recent years, and continue to be, a frequent subject of state legislation. On the federal level, a U.S. House of Representatives subcommittee has held hearings to determine whether credit scoring is a fair and cost effective tool for assessing risk and the Federal Trade Commission and Federal Reserve Board have recently begun a study pursuant to the Fair and Accurate Credit Transactions Act of 2003 related to the effects of credit scores and credit-based insurance scores on the availability and affordability of financial products including property and casualty insurance;

•	the release in 2004 of a discussion draft of federal insurance regulatory reform legislation entitled the State Modernization and Regulatory Transparency Act (SMART Act) that would address areas of concern such as market conduct, product availability, speed to market of new products, and insurance company and producer licensing;

•	the implementation of the Fair and Accurate Credit Transactions Act and the duties and responsibilities that will be imposed on insurers concerning affiliate sharing of information and adverse action notices and related enacted or proposed state legislation, such as the “Tennessee Credit and Debit Card Number Identity Theft Prevention Act of 2005” that would make it unlawful for any person that accepts a credit card or debit card for a transaction of business to print more than five (5) digits of such card number or the expiration date upon any receipt provided to the cardholder or upon any merchant copy of the receipt that is signed by the cardholder and retained by the merchant following such transactions;

•	the examination by committee hearings of the U.S. House of Representatives into insurance-broker conduct and related state legislation and/or regulations being proposed or enacted concerning producer compensation that stemmed from the bid-rigging and agent/broker compensation investigation by New York Attorney General, Eliot Spitzer;

•	the proposal by NAIC to use a “best practices” process to develop a market conduct model that would apply consistent standards among multiple state insurance departments;

•	the NAIC’s ongoing consideration of the possible use of a risk based capital (“RBC”) trend test in the property and casualty formula, monitoring of the American Academy of Actuaries’ review of underwriting factors, and consideration of changes to the RBC formula experience adjustment factors (see “Regulatory Environment — Risk Based Capital”);

•	the NAIC’s possible consideration of a model act to prohibit or restrict the use of mandatory arbitration clauses in insurance contracts;

•	various state legislative initiatives that purport to benefit or provide protection to automobile insurance consumers, such as the enactment of Florida legislations in 2003 limiting the amount of deductibles that insurers may offer their customers and the enactment of Florida legislation in 2004 concerning claims settlement practices related to motor vehicle insurance;

•	individual state statutes and developing regulations concerning consumer privacy, including the mandate for creating specific written programs to safeguard customers’ privacy;

•	legislation in Texas that requires, among other things, the Department of Insurance to (i) approve premium rates and policy forms filed by county mutual insurance companies and (ii) conduct periodic examinations of the books and records of such insurance companies. This legislation will make county mutual insurance companies more closely resemble other property and casualty insurers conducting business in Texas; and

•	various proposed legislation in Tennessee, including initiatives to prohibit insurance companies from using zip codes for setting rates and to make it a class C misdemeanor for insurers to take sworn statements of an unrepresented policyholder during investigations of disputed claims.

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

     Premium Finance Regulation. Our premium finance subsidiaries are regulated by governmental agencies in states in which they conduct business. The agency responsible for such regulation varies by state, but generally is the banking department or the insurance department of the applicable state. These regulations, which generally are designed to protect the interests of our policyholders who elect to finance their insurance premiums, vary by jurisdiction, but , among other matters, usually involve:

•	regulating the interest rates, fees and service charges we may charge our customers;

•	imposing minimum capital requirements for our premium finance subsidiaries or requiring surety bonds in addition to or as an alternative to such capital requirements;

•	governing the form and content of our financing agreements;

•	prescribing minimum notice and cure periods before we may cancel a customer’s policy for non-payment under the terms of the financing agreement;

•	prescribing timing and notice procedures for collecting unearned premium from the insurance company, applying the unearned premium to our customer’s premium finance account, and, if applicable, returning any refund due to our customer;

•	establishing standards for filing annual financial reports of our premium finance companies;

•	requiring our premium finance companies to qualify for and obtain a license and to renew the license each year;

•	conducting periodic financial and market conduct examinations and investigations of our premium finance companies and its operations; and

•	requiring prior notice to the regulating agency of any change of control of our premium finance companies.

     The following table sets forth the maximum permissible interest rate in the states listed below:

State	Permissible Interest Rate
Arkansas	Variable(1)(2)
Florida	12.0%(3)
Georgia	12.0%(3)
Kentucky	12.0%(3)
Louisiana	36.0%(2)
Mississippi	24.0%(2)
Missouri	15.0%(3)
North Carolina	12.0%(3)
South Carolina	12.0%(3)
Tennessee	24.0%(2)
Texas	18.0%(3)
Virginia	12.0%(3)

(1)	The maximum allowable interest rate in Arkansas is equal to 500 basis points above the Federal Reserve discount rate on 90-day commercial paper.

(2)	In these states the maximum permissible interest rate is calculated on an “actuarial” basis, meaning that the interest is calculated to apply to the average of balances outstanding throughout the period of indebtedness.

(3)	In these states the maximum permissible interest rate is calculated on an “add-on” basis, meaning that the annual interest rate is applied to the initial amount financed.

     Four of these states require our premium finance subsidiaries to maintain a specified minimum net worth, post a surety bond or deposit securities with the state regulator.

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

     Risk Based Capital. In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law for RBC applies to both life and property and casualty companies. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2004, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part.

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

     As of December 31, 2004, Direct General Insurance Company and Direct General Insurance Company of Louisiana, each had three IRIS ratios outside the usual range; Direct General Insurance Company of Mississippi and Direct Life Insurance Company, each had two IRIS ratios outside the usual range; and Direct Insurance Company had one IRIS ratio outside the usual range. The majority of the unusual results were attributable to low investment yields due to the current interest rate environment, changes in reserves, and increases in net premium written and surplus. Our new life insurance subsidiary, Direct General Life Insurance Company, had four IRIS ratios outside the usual range because it commenced selling our products in 2004, which triggered unusual IRIS ratios for the change in premiums, product mix and reserving. Prior to our acquisition in January 2004, it was operating as an inactive shell insurance company with no business inforce or policy obligations outstanding. We do not expect any material regulatory action as a result of these unusual results.

     Payday Consumer Loan Regulation. The payday lending activities of our consumer products company are subject to state regulation and to the supervision of the applicable state regulatory agency in each jurisdiction in which we offer our Direct Cash Advance program to our customers. Currently we offer this program only in Louisiana, but we intend to introduce this product in other states in the near future. Payday loan regulations, which generally are designed to protect the interests of our payday loan customers, vary by jurisdiction, but among other matters, typically may involve:

•	requiring our consumer products company to qualify for and obtain a license, and to renew the license each year;

•	imposing minimum capital requirements for our consumer products subsidiary, which sometimes requires a certain minimum amount of capital for each office location within the state at which we offer payday loans to our customers;

•	governing the form and content of our payday loan agreements;

•	restricting the amount of finance or service charges or other fees we may charge our customers in connection with any payday loan transaction;

•	preventing our customers from “rolling over” an existing loan and/or restricting the terms and manner in which our customer may pay off an existing loan and enter into a new loan;

•	limiting the amount that we may lend to any customer and/or restricting the number of loans we may make to a customer at one time or over a specified period of time;

•	specifying the minimum and maximum maturity dates for payday loans and, in some states, requiring mandatory cooling-off periods between transactions;

•	imposing financial control procedures and physical separation guidelines that are designed to ensure that we maintain a clear distinction between our payday lending activity and the other businesses we conduct in our sales office locations;

•	conducting periodic financial examinations and physical inspections of our payday loan company and its operations; and

•	subjecting our collection activities regarding past due loans to federal and state consumer protection laws and regulations relating to debt collection practices.

     In addition, our payday consumer loan business is subject to disclosure requirements of the Federal Truth In Lending Act (“TILA”) and Regulation Z promulgated pursuant to the TILA, as well as the disclosure requirements of certain state statutes, which typically are substantially similar to the federal TILA disclosure requirements.

     Payday Consumer Loan Regulatory Initiatives or Proposed Legislation. Regulation of payday lending activity constantly changes as governmental agencies and legislatures react to real or perceived issues. During the past few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and proposals, or indications of possible proposals, have been made by regulatory authorities that would prohibit or severely restrict the availability of payday loans to consumers.

     Most, but not all, of this activity has been directed toward the so-called bank model, in which the payday lending activity is conducted through a federal or state chartered bank, often in jurisdictions in which the bank has no presence other than the payday lending activity itself. Our Direct Cash Advance program does not rely on the federal or state chartered bank model, but instead is conducted in compliance with the local enabling statutes and applicable regulations of each state in which we offer payday consumer loans.

Risks Related to Our Business

     Because our core product is non-standard personal automobile insurance, our business may be adversely affected by negative developments in the conditions in this industry.

     Approximately 96% of our gross premiums written for 2004 were generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us, compared to more diversified insurers that also sell other types of automobile insurance products.

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

     Over the past few years, the non-standard personal automobile insurance industry has benefited from a period of improved underwriting profitability. Because of the currently favorable pricing conditions in our industry, competition is increasing as existing insurers are attempting to increase market share by increasing advertising, which also may be followed by a reduction in their rates. In addition, several of our competitors have raised additional capital within the past two years in order to support their planned growth and it is likely that new competitors will enter the market. These conditions could cause us to lose market share or have a material adverse effect on our underwriting results due to a reduction in our underwriting margin.

     Because we write a substantial number of insurance policies in Florida and Tennessee, our business may be adversely affected by conditions in these states.

     In 2004, approximately 50% and 13% of our gross premiums written were generated from non-standard personal automobile and life insurance policies written in Florida and Tennessee, respectively. Our revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. For example, our underwriting results in Florida have been adversely affected by high levels of fraudulent claims and increased price competition. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse legislative or regulatory developments in Florida or Tennessee, which could include, among other things, reductions in the maximum rates permitted to be charged, restrictions on rate increases or fundamental changes to the design of our insurance products or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

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

     The personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. For example, we believe that during 2002 and 2003, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. However, new competitors may enter this market and existing competitors may attempt to increase market share by lowering rates. Such conditions would cause a downturn in the current cycle and could negatively impact our revenues and profitability.

     Current ratings of our insurance subsidiaries or any failure of our insurance subsidiaries to maintain current financial strength ratings could materially and adversely affect our business and our ability to obtain financing or reinsurance at favorable rates.

     A.M. Best provides a variety of products and services to the insurance industry and is generally considered to be a leading authority on insurance company ratings and information. Our four property and casualty insurance subsidiaries have been assigned a “B (Fair)” rating. A.M. Best assigns 15 ratings to insurance companies, which currently range from “A++ (Superior)” to “F (In Liquidation)”.

     “B (Fair)” is the seventh highest rating issued by A.M. Best. Publications of A.M. Best indicate that the “B (Fair)” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance, and ability to meet its obligations to policyholders and are not evaluations directed to potential or current investors in our common stock and are not recommendations to buy, sell, or hold our common stock.

     Financial institutions and reinsurance companies use the A.M. Best insurance ratings to help assess the financial strength and quality of insurance companies. The current ratings of our property and casualty insurance subsidiaries or their failure to maintain such ratings may dissuade a financial institution or reinsurance company from conducting business with us or increase our interest or reinsurance costs. See “Business – Ratings”.

     Our principal shareholder has the ability to control our operations, including the election of our directors.

     As of March 11, 2005, the William C. Adair, Jr. Trust, over which Ms. Tammy Adair, our Executive Vice President, has sole voting control, beneficially owns approximately 19.55% of our common stock. Ms. Adair, as trustee, has the ability to affect significantly the composition of our board of directors and the approval of any action requiring a shareholder vote, including amendments to our charter or bylaws and approvals of mergers or sales of substantially all of our assets. The interests of the trustee and the beneficiaries of the trust may differ from the interests of our other shareholders.

     As a holding company, we are dependent on the results of operations of our operating subsidiaries and the regulatory and contractual capacity of our operating subsidiaries to pay dividends to us.

     We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our operating subsidiaries. State insurance laws limit the ability of our insurance subsidiaries to pay dividends and require our insurance subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance subsidiaries to pay dividends to us without prior notice to, or approval of, regulatory authorities and the timing of such payments. During 2005, our insurance subsidiaries will be able to pay maximum dividends of $10.1 million to Direct General Corporation without seeking regulatory approval. Dividends from our premium finance subsidiary are limited by the minimum capital requirements in applicable state regulations and by covenants in our loan agreements that require approval of our lenders. There are no other restrictions on payments of dividends from our subsidiaries except for typical state corporation law requirements. Consequently, our ability to repay debts, pay expenses and pay cash dividends to our shareholders may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Sources and Uses of Funds” and “Business – Regulatory Environment – Restrictions on Paying Dividends”.

     We are subject to comprehensive regulation that may restrict our ability to earn profits.

     Our insurance, agency, premium finance and consumer products subsidiaries are subject to comprehensive regulation and supervision by the insurance and financial institution departments in the states where our subsidiaries are domiciled and where our subsidiaries sell insurance products, issue policies, finance premiums, handle claims and make payday consumer loans. Certain regulatory restrictions and prior approval requirements may affect our subsidiaries’ ability to operate, innovate, obtain necessary rate adjustments in a timely manner or may increase our cost and reduce profitability.

     The failure to comply with applicable laws and regulations could result in actions by regulators or other law enforcement officials, fines and penalties, adverse publicity and damage to our reputations in the marketplace. We could be subject to individual and class action lawsuits by our insured and other parties for alleged violations of these laws or regulations.

     In addition, new regulations or legislation may be adopted in the future which could adversely effect our operations, our ability to grow our business in certain states or our ability to maintain our profitability.

     Supervision and regulation by insurance and financial institution departments extend, among other things, to:

     Required Licensing. We operate under licenses issued by various state insurance, consumer credit and banking authorities. These licenses govern, among other things, the types of insurance coverages, agency and claims services, consumer loan and premium finance products that we may offer consumers in these states. Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing. If a regulatory authority denies or delays granting such new license, our ability to enter new markets quickly or offer new products we believe will be profitable can be substantially impaired. See “Business – Regulatory Environment – Required Licensing.”

     Transactions Between Insurance Companies and Their Affiliates. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance subsidiaries conduct business. Our insurance subsidiaries are organized and domiciled or commercially domiciled under the insurance statutes of Florida, Georgia, Louisiana, Mississippi, South Carolina and Tennessee. The insurance laws in these states provide that all transactions among members of an insurance holding company system must be fair and reasonable. Transactions between our insurance subsidiaries and other members of our holding company system generally must be disclosed to the state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently. See “Business – Regulatory Environment – Insurance Holding Company Regulation.”

     Regulation of Premium Rates and Approval of Policy Forms. The insurance laws of most states in which our insurance subsidiaries operate require insurance companies to file premium rate schedules and insurance policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory. The speed at which we can change our rates in response to competition or to increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance regulators have the authority to disapprove our requested rates. Thus, if as permitted in some states, we begin using new rates before they are approved, we may be required to issue premium refunds or credits to our policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. In addition, in some states, there has been some pressure in past years to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. In states where such pressure is applied, our ability to respond to market developments or increased costs in that state can be adversely affected. See “Business – Regulatory Environment – Regulation of Rates and Policy Forms.”

     Investment Restrictions. Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. See “Business – Regulatory Environment – Investment Regulation.”

     Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. To date, none of these restrictions has had an impact on our operations or strategic planning in the states in which we operate. However, these laws and regulations that limit cancellations and non-renewals and that subject business withdrawals to prior approval restrictions could limit our ability to exit unprofitable markets or discontinue unprofitable products in the future. See “Business – Regulatory Environment – Restrictions on Cancellation, Non-Renewal or Withdrawal.”

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

     In addition, our premium finance and payday consumer loan businesses are subject to the federal Truth-in-Lending Act and similar state statutes, and in states where premium finance statutes have not been enacted, we generally are subject to state usury laws that are applicable to consumer loans. See “Business – Regulatory Environment”.

     The outcome of recent litigation and insurance regulatory investigations may adversely impact our business.

     In October 2004, the New York State Attorney General brought suit against Marsh & McClennan Companies, Inc. alleging, among other things, that the firm manipulated the insurance market through specified conduct relating to bid-rigging and agent/broker compensation practices. We also understand that other states’ attorneys general and insurance regulators have initiated similar investigations. In addition, the NAIC, has recently proposed new rules requiring brokers to obtain written consent from their clients prior to receiving compensation from an insurance carrier. Because we generally sell our products directly to our customers without the use of any independent agents or brokers, we do not believe that the issues raised by this suit, these investigations or the NAIC’s proposed rule change are applicable to us. However, we cannot be certain what ultimate effect they, as well as any increased regulatory oversight, will have on the insurance industry as a whole, and thus our business.

     Regulation may become more extensive in the future, which may adversely affect our business.

     We cannot assure you that states will not make existing insurance laws and regulations more restrictive in the future or enact new restrictive laws. In such events, we may seek to reduce our writings in, or to withdraw entirely from, these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. As we develop and introduce new products and services, we may become subject to additional federal and state regulations. In addition, future legislation or regulations may restrict our ability to continue our current methods of operation or expand our operations and may have a negative effect on our business, results of operations and financial condition. States may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. Our business is also subject to litigation and regulatory proceedings, which could generate adverse publicity or cause us to incur substantial expenditures or modify the way we conduct our business.

     Our insurance, premium finance and consumer products subsidiaries are subject to capital requirements, and our failure to meet these standards could subject us to regulatory actions.

     Our insurance subsidiaries are subject to risk-based capital standards (which we refer to in this report as RBC standards) and other minimum capital and surplus requirements imposed under the laws of their states of domicile. The RBC standards, based upon the RBC Model Act adopted by the National Association of Insurance Commissioners (which we refer to in this report as the NAIC) require our insurance subsidiaries to report their results of risk-based capital calculations to the state departments of insurance and the NAIC. Our premium finance subsidiaries are subject to minimum capital requirements imposed under the laws of some of the states in which they conduct business. Our consumer products subsidiary is subject to minimum capital requirements in some of the states in which it conducts or intends to conduct its payday loan business. In some states the minimum capital is based on the number of locations within the state that the payday loan product is offered to customers.

     Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject our insurance, premium finance or consumer products subsidiaries to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business or engaging in finance activities, state supervision or even liquidation. Any changes in existing RBC requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2004, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part and our premium finance and consumer products subsidiaries were in compliance with the minimum capital requirements of the applicable state regulations. See “Business – Regulatory Environment”.

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

     The effects and costs of these and other unforeseen emerging issues could negatively affect our revenues, income or our methods of business.

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

     We record reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. The amount of reserves is based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process. This uncertainty arises from a number of factors, including the difficulty in predicting the rate of inflation and the rate and direction of changes in trends, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, ongoing changes in claims settlement practices can lead to changes in loss payment patterns, which are used to estimate reserve levels. If our reserves prove to be inadequate, we would be required to increase them and would charge the amount of such increase to our earnings in the period in which the deficiency is recognized. Due to the inherent uncertainty of estimating reserves, it has been necessary, and will over time continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and policy expenses, and these revisions can cause our results to fluctuate. For the year ended December 31, 2004, we experienced adverse reserve development that increased our losses and loss adjustment expenses incurred by $6.3 million. During the year ended December 31, 2003, we experienced adverse reserve development that increased our losses and loss adjustment expenses incurred by $0.1 million. For the year ended December 31, 2002, our reserves for prior years developed favorably, which resulted in reductions in losses and loss adjustment expenses incurred of $5.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Expenses – Insurance Losses and Loss Adjustment Expenses” for a discussion of the reasons for these changes. The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Consequently, ultimate losses could materially exceed loss reserves and have a material adverse effect on our results of operations and financial condition. See “Business – Regulatory Environment”.

     We are party to litigation, which, if decided adversely to us, could affect our business, results of operations or financial condition.

     We are named as a defendant in various legal actions arising out of claims made in connection with our insurance policies, our premium finance agreements, other contracts we have entered into, our relationships with our employees and other matters. These legal actions include three purported class action lawsuits:

•	one alleges we violated Florida law regarding payments to medical magnetic resonance imaging providers;

•	one alleges we improperly cancelled insurance policies; and

•	one alleges we charged and collected unlawful service and finance charges with respect to the financing of purported automobile club memberships in violation of Florida law.

     In addition, one of our subsidiary companies, Direct General Insurance Company (“DGIC”), is a defendant to a lawsuit in which it is alleged that our chairman, chief executive officer and president made certain misrepresentations and breached a contract in connection with a health plan being marketed by the plaintiffs.

     We, and certain of our officers and directors, have been named as defendants in four purported securities fraud class action lawsuits and five purported shareholder derivative class actions filed during the first quarter of 2005.

     We intend to vigorously defend each of these lawsuits. However, all litigation is unpredictable and the ultimate outcome of these cases is uncertain. These matters are in their early procedural stages, and thus we are unable to predict the likelihood or range of our potential liability or the potential financial impact on our future operations, if we are not able to successfully defend or settle these cases. Also, we are unable to predict the effect that these pending lawsuits, or similar lawsuits filed against us in the future, may have on our business, financial condition and results of operations. See “Business – Legal Proceedings”.

     If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

     Our future success will depend, in part, upon the efforts of our executive officers. The loss of any of these officers or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. We have employment agreements with William C. Adair, Jr., Jacqueline C. Adair, Tammy R. Adair, Kenneth A. Collom and Barry D. Elkins. See “Management – Employment Agreements”. We do not have key person insurance on the lives of any of our key management personnel. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. See “Management – Directors and Executive Officers”.

     Our investment portfolio may suffer reduced returns or losses, which could reduce our profitability.

     Our results of operations depend, in part, on the performance of our invested assets. As of December 31, 2004, 99.5% of the fair value of our investment portfolio was invested in debt securities, primarily in liquid state, municipal, corporate and federal government bonds and 0.5% was invested in other short-term investments. Fluctuations in interest rates affect our returns on, and the fair value of, fixed income securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income and increase or decrease our shareholders’ equity. As of December 31, 2004, the fair value of our investment portfolio approximated the value at amortized cost. Comparatively, the fair value of our investment portfolio as of December 31, 2003, included pretax net unrealized gains of $1.1 million. Interest rates in the United States are currently low relative to recent historical levels. Based on data compiled from Bloomberg L.P., the pretax yield on U.S. Treasury securities with a five-year maturity has steadily declined over the past few years from approximately 6.3% at December 31, 1999 to approximately 3.6% at December 31, 2004. An increase in interest rates could reduce the fair value of our investments in debt securities. As of December 31, 2004, the impact of an immediate 100 basis point increase in market interest rates on our debt securities portfolio would have resulted in an estimated decrease in fair value of 4.2% or approximately $14.2 million. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and realized investment gains and could result in investment losses to our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments”.

     We may not be successful in reducing our risk and increasing our underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations.

     In order to reduce our underwriting risk and increase our underwriting capacity, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Historically, we have ceded a portion of our non-standard automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. However, we have not ceded any portion of our life insurance premiums and losses to reinsurers since the life premium volume is relatively low. Ceded premiums written were equal to 15.0%, 32.2% and 46.0% of our gross premiums written for the years ended December 31, 2004, 2003 and 2002, respectively. The availability, cost and structure of reinsurance protection is subject to changing market conditions, which are outside of our control. In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss.

     Although the reinsurer is liable to us to the extent we transfer, or “cede,” risk to the reinsurer, we remain ultimately liable to the policyholder on all risks reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover claims made to our reinsurers in a timely manner, if at all. As of December 31, 2004, we had a total of $24.5 million of unsecured reinsurance recoverables, which represented 10.0% of our total shareholders’ equity, and our largest unsecured recoverable from a single reinsurer was $8.2 million, which represented 3.3% of our total shareholders’ equity. In addition, if insurance departments deem that under our existing or future reinsurance contracts the reinsurer does not assume significant risk and has a reasonable possibility of significant loss, we may not be able to increase our ability to write business based on this reinsurance. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

     Because we have reduced our use of reinsurance, we will retain more risk, which could result in losses.

     We currently use quota share reinsurance primarily to increase our underwriting capacity and to reduce our exposure to losses. Quota share reinsurance refers to a form of pro rata reinsurance arrangement pursuant to which the reinsurer participates in a specified percentage of the premiums and losses on every risk that comes within the scope of the reinsurance agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” and “Business – Reinsurance”. In 2005, we have reduced our use of quota share insurance and have begun to retain all the risk on policies written with limits of coverage in excess of the state required minimums. Thus, we will retain and earn more of the premiums we write, but also retain more of the related losses. Reducing our use of quota share reinsurance has increased our risk and exposure to such losses, which could have a material adverse effect on our business, financial condition and results of operations.

     We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

     Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to support our direct marketing operations, as well as to process new and renewal business, provide customer service, make claims payments, support premium financing activities, and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. We have a highly trained staff that is committed to the continual development and maintenance of these systems. However, the failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity or such third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This could result in a material adverse effect on our business. See “Business – Technology”.

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

     Our plans to introduce new insurance and ancillary products may prove unsuccessful or subject us to greater liability than anticipated.

     We are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), motorcycle, boat and personal watercraft policies. These additional insurance products may either be underwritten by unaffiliated insurers from which we receive a commission or underwritten by us. We will assess the underwriting risk with respect to these products and may cede some portion of the risk to unaffiliated reinsurers from which we would receive a ceding commission.

     Since we have no experience in providing the insurance products discussed above, our attempt to enter these markets may prove unsuccessful. In order to succeed in these new ventures, we may need to, among other things, establish operating procedures, attract and retain qualified employees with experience in handling these products, install management information and other systems relevant to supporting these products and complete other tasks necessary to conduct our intended business activities. We cannot assure you that we will be successful in accomplishing the tasks that will be necessary to make these new products successful. We may also encounter unforeseen situations that might lead to delays in providing the products. In addition, we may retain all or some portion of the underwriting risk related to the new insurance products we may offer. These products may subject us to greater liability than we currently anticipate.

     The frequent characterization of payday consumer lending by public perception, certain consumer advocacy groups and some media reports as being predatory or abusive to the consumer could negatively affect our stock price, as well as our overall results of operations.

     Consumer advocacy groups and certain media reports have recently advocated for governmental action to prohibit or severely restrict certain types of payday consumer lending. Typically these consumer groups and media reports focus on lenders that charge consumers interest rates and fees that are higher than the rates and fees that many credit card issuers charge their more creditworthy consumers. These types of payday loans are frequently characterized by certain consumer advocacy groups and some media reports as predatory or abusive toward small loan consumers. If the general public were to accept this negative characterization of certain payday consumer loans and conclude that the loans we provide to our customers under our Direct Cash Advance program fit this negative characterization, then such adverse publicity could affect the attitude of our investors and/or our customers toward this product and possibly reduce the demand for our stock and/or decrease our potential customer base. A reduction in the demand for our stock could have a negative affect on our stock prices, and our overall results of operations could be negatively affected if our potential customer base were decreased.

Employees

     As of January 31, 2005, we employed approximately 2,265 employees. Our employees are not covered by any collective bargaining agreements.

Item 2. Properties.

     We lease 40,858 square feet of office space in Nashville, Tennessee for our corporate headquarters and 32,202 square feet of office space in Memphis, Tennessee for our executive offices and a claims center. We also lease an aggregate of 134,806 square feet of office space for additional claims centers in Columbia, South Carolina, Knoxville, Tennessee and Tampa, Florida and for our administrative and customer service center located in Baton Rouge, Louisiana. In addition, we lease office space for our numerous neighborhood sales offices, none of which is material to our business.

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

     We are the subject of a purported class action lawsuit in Florida which alleges that we have violated Florida law in making payments to medical magnetic resonance imaging providers in Florida. The ultimate outcome of this case is uncertain.

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

     We, and certain of our officers and directors, have been named as defendants in four putative class action lawsuits filed in the United States District Court for the Middle District of Tennessee between January 31, 2005 and February 8, 2005. In each of these lawsuits, the plaintiffs allege that we and certain of our officers and directors made false and misleading statements with respect to liabilities that had been recorded for unpaid losses and loss adjustment expenses. Plaintiffs allege that our reported results did not fairly and adequately represent our financial position, that certain legislation in Florida which became effective in October 2003 negatively impacted our business and increased our liability and risk of litigation and that we failed to adequately strengthen our loss reserves to account for this increased risk. The lawsuits further allege that certain officers and directors sold shares of our stock while they knew of the negative impact of the change but before it was publicly released. The plaintiffs in the case seek to recover damages on behalf of all purchasers of our stock during a class period to be determined and attorneys’ fees on behalf of themselves and others similarly situated.

     We believe that a substantial portion of the damages claimed in these purported class action lawsuits are covered by insurance. However, under these policies, we will be required to pay the first $1 million and $500,000 of defense costs or judgments with regard to errors and omissions claims and director and officer claims, respectively, in each of these actions. It is possible that our insurance carriers could deny coverage, which, if successful, could result in our being liable for the full amount of defense costs, settlements or judgments.

     We and our subsidiaries intend to vigorously defend each of the above referenced lawsuits. Although we are optimistic regarding our successful defense of the above cases, because of the inherent uncertainties related to this type of litigation, we are unable to predict the ultimate outcome of these cases, or the likelihood or amount of our potential liability, if any, of these cases if they are not successfully defended or settled, or the effect that these pending cases may have on our business, operations, profitability, or financial condition, if they are not successfully defended or settled.

     One of our subsidiary companies, Direct General Insurance Company (“DGIC”), is a defendant to a lawsuit filed against William C. Adair, Jr., our Chairman, Chief Executive Officer and President in Tennessee state court in November 2003. The original complaint alleged that Mr. Adair induced the plaintiff to market a “Health Plan,” that Mr. Adair made certain misrepresentations to the plaintiff, and that Mr. Adair breached a contract that resulted in a loss of commissions to the plaintiff. The amended complaint alleges additionally that such alleged actions of Mr. Adair were in his capacity as an officer of DGIC and were on behalf of DGIC. Based on these allegations, plaintiff is seeking compensatory damages and an unspecified amount of punitive damages from each of the named defendants. This lawsuit is still in the early procedural stages, and the ultimate outcome of this case is uncertain. We intend to vigorously defend this lawsuit.

     We, our directors and certain of our officers have been named in three shareholder derivative actions filed in the United States Court for the Middle District of Tennessee and two shareholder derivative actions filed in the Chancery Court for the State of Tennessee in the first quarter of 2005. These actions make similar allegations as in the putative class action lawsuits filed earlier in the United States District Court for the Middle District of Tennessee that are described above. In these shareholder derivative actions, the plaintiffs seek a constructive trust be placed on any profits generated through alleged insider selling, damages for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. We intend to vigorously defend these actions. These actions are still in the early procedural stages, and the ultimate outcome of these cases is uncertain.

     On February 28, 2005, we received a request from the staff of the Securities Exchange Commission (SEC) to voluntarily produce certain documents and information relating to our review or analysis of our loss reserves and the impact that the 2003 statutory changes relate to personal injury protection coverage in the State of Florida had on our loss reserves. We are fully cooperating with this request. Given the preliminary nature of the matter, we are not able to predict what impact, if any, this inquiry will have on us. The SEC noted in its notification letter that this was an informal inquiry and should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders by us during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock has been traded on the Nasdaq National Market under the symbol “DRCT” since our initial public offering on August 11, 2003. The initial public offering price of our common stock was $21 per share. The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq National Market and the quarterly cash dividends declared per share of common stock for the periods indicated:

	High	Low	Dividend
2005
First quarter (through March 11, 2005)	$32.62	$18.47	$0.04
2004
Fourth quarter	$32.65	$27.90	$0.04
Third quarter	$32.72	$27.61	$0.04
Second quarter	$37.18	$32.06	$0.04
First quarter	$36.20	$30.64	$0.04
2003
Fourth quarter	$33.78	$25.00	$0.04
Third quarter (from August 12, 2003)	$26.69	$23.01	None

Repurchases of Common Stock

     During the first quarter of 2005, the Company authorized the repurchase of up to $20 million of its outstanding common stock. As of March 14, 2005 the Company had repurchased over 450,000 shares of its common stock for approximately $9 million.

Holders

     On March 11, 2005, the last quoted sale price of our common stock as reported by the Nasdaq National Market was $21.02 per share. As of March 11, 2005, there were 29 holders of record of our common stock.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

     For information on our equity compensation plans, refer to Part III of this Form 10-K.

Item 6. Selected Financial Data.

     The following tables provide selected historical consolidated financial and operating data of Direct General as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 from our audited consolidated financial statements included in this report. We derived our selected historical consolidated financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 from our audited consolidated financial statements not included in this report. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	($ in millions, except per share data)
Statement of Operations Data:
Premiums earned	$372.5	$228.5	$145.0	$98.0	$73.9
Finance income	49.2	44.9	35.7	27.3	24.6
Commission and service fee income	48.6	33.6	27.2	22.1	21.9
Net investment income	10.8	6.7	5.3	5.1	5.0
Net realized gains (losses) on securities and other	0.0	3.4	(0.1)	2.2	0.0

Total revenues	481.1	317.1	213.1	154.7	125.4

Insurance losses and loss adjustment expenses	282.0	168.2	100.7	93.9	72.5
Selling, general and administrative costs	108.5	74.5	59.7	53.9	47.5
Interest expense	5.5	6.4	6.2	7.6	8.8

Total expenses	396.0	249.1	166.6	155.4	128.8

Income (loss) before income taxes	85.1	68.0	46.5	(0.7)	(3.4)
Income tax expense (benefit)	31.1	24.9	15.5	(1.1)	(1.7)

Net income (loss)	$54.0	$43.1	$31.0	$0.4	$(1.7)

Net income (loss) available to common shareholders	$54.0	$42.7	$30.5	$(0.1)	$(2.2)

Operating Data:
Gross premiums written (1)	$481.9	$435.2	$335.2	$238.7	$179.4
Net premiums written (2)	409.4	295.1	181.0	112.9	72.5
Gross revenues (3)	590.5	520.4	403.4	293.2	230.9
Net income (loss) adjusted for write-off of reinsurance recoverables from Reliance Insurance Company (4)	54.0	43.1	31.0	7.8	(1.7)
Balance Sheet Data:
Cash, cash equivalents and total investments	$407.5	$353.6	$213.3	$145.2	$91.4
Total assets	787.5	751.2	569.1	433.0	335.2
Total liabilities and redeemable preferred stock	542.4	573.8	509.9	402.0	303.5
Total shareholders’ equity	245.1	177.4	59.2	31.0	31.7
Per Share Data (5):
Earnings per common share:
Basic	$2.44	$2.74	$2.30	$(0.01)	$(0.17)
Diluted (6)	2.38	2.20	1.68	(0.01)	(0.17)
Book value per common share	10.96	8.31	4.12	1.62	1.69
Weighted average shares outstanding:
Basic	22,114,917	15,609,411	13,264,452	13,366,404	13,307,868
Diluted (6)	22,687,198	19,679,610	18,733,056	18,918,096	18,928,056
Common shares outstanding	22,360,046	21,350,640	12,119,148	13,447,512	13,307,868

(1)	Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is the sum of the total policy premium, net of cancellations, associated with policies underwritten and issued by our insurance subsidiaries. Assumed premiums written is the sum of total premiums associated with the insurance risk transferred to us by other insurance companies pursuant to reinsurance contracts. See Note 7 to our audited consolidated financial statements included in this report.

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

(3)	Gross revenues is the sum of direct premiums written and assumed premiums written (which we refer to in this report as gross premiums written) plus other revenues including finance income, commission and service fee income, and net investment income (excluding net realized gains (losses) on securities). We consider gross revenues to be a non-GAAP financial measure and have provided, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Measurement of Results”, an explanation of why we believe gross revenues is a financial measure that is useful to management and investors and a reconciliation of gross revenues to total revenues, which is the most directly comparable GAAP financial measure included in our financial statements.

(4)	Net income for the year ended December 31, 2001 reflects a $7.4 million after-tax loss attributable to a write-off of reinsurance recoverables from Reliance Insurance Company. We consider net income (loss) adjusted for write-off of reinsurance recoverables from Reliance Insurance Company to be a non-GAAP financial measure. Because we have not had any other material write-offs of reinsurance recoverables in our history, we believe that the $7.8 million adjusted net income ($0.4 million reported net income plus the $7.4 million after-tax impact of the write-off) is useful to management and investors in understanding our improvement in operating results from 2000 to 2003.

(5)	Adjusted to reflect a 12 for 1 stock split that became effective prior to the closing of our initial public offering in August 2003.

(6)	Includes the weighted average common shares outstanding and assumes conversion of our Series A redeemable preferred stock and Series B preferred stock because both series of preferred stock were convertible at the option of the holders and were dilutive. Also includes the dilutive effect of the common stock warrant which was exercised upon the closing of our initial public offering; however, for the years ended December 31, 2002, 2001, and 2000, the warrant was anti-dilutive and was not included in those periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the caption “Risk Factors”.

Overview

Company’s Operating Strategy

     We are a provider of non-standard personal automobile insurance, premium finance and other insurance and non-insurance products and services. Our operations are primarily concentrated in the southeastern part of the United States. Our business model integrates our insurance, premium finance and agency subsidiaries. Our model also emphasizes the distribution of our products and services through neighborhood sales offices staffed by employee-agents as opposed to commissioned agents. The expansion of our neighborhood sales offices in selected states includes the use of independent insurance agencies, which we generally have options to acquire in the future.

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

     Through our premium finance subsidiaries, we finance the premiums on the majority of the insurance policies that we sell by lending to customers the premium due to the insurance company. We earn fees and interest income from our premium finance operations. These loans are backed by the unearned portion of the insurance premiums being financed, which is the portion of the loan attributable to future periods of coverage. We generally structure our payment plans and integrate our systems in an attempt to minimize principal losses on our premium finance loans.

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

     Our business model provides our employee-agents with customer contact at the point of sale and when the customer returns to make periodic payments. This contact allows us to offer a variety of products in addition to our core product, non-standard personal automobile insurance. We provide term life insurance policies through our wholly-owned life insurance subsidiaries, as well as vehicle protection insurance, travel protection insurance and hospital indemnity insurance underwritten by unaffiliated insurers, for which we receive commission and service fee income. We also offer ancillary non-insurance products and services such as prepaid debit cards and, in select states, payday consumer loans.

     Our revenues are derived principally from:

•	premiums we earn from sales of direct and assumed non-standard personal automobile and term life insurance policies, which we refer to in this report as gross premiums, less the portion of those premiums that is ceded to other insurers, which we refer to in this report as ceded premiums, with the difference being what we refer to as net premiums;

•	ancillary income, which includes:

•	interest and fees earned on the financing of insurance policies; and

•	commission and service fee income that we earn in connection with the sales and servicing of insurance products underwritten by other insurers and other income; and

•	investment income that we earn on the invested assets of our subsidiaries.

     Our expenses consist predominately of:

•	insurance losses and loss adjustment expenses (which we sometimes refer to in this report as LAE) including estimates for losses incurred during the period and changes in estimates from prior periods related to direct and assumed non-standard personal automobile and term life insurance policies (which we refer to in this report as gross insurance losses and loss adjustment expenses), less the portion of those insurance losses and loss adjustment expenses that are ceded to other insurers (which we refer to in this report as ceded insurance losses and loss adjustment expenses) (we refer to the difference as net insurance losses and loss adjustment expenses); and

•	operating expenses that include:

•	selling, general and administrative, or SGA costs, including salaries, advertising, commissions and other expenses of our employee-agent distribution channel reduced by ceding commissions received under our reinsurance agreements; and

•	interest expense under our premium finance revolving credit facility.

Highlights for 2004

•	Net income of $54 million, our highest level in our history and a 25% increase over 2003;

•	An annual return on average equity in excess of 25%;

•	A 32% increase in book value per share to $10.96;

•	An increase in gross revenues of approximately 14%;

•	Completely recouped the purchase price of the Cash Register agency, which was acquired in November 2003, due to increases in ancillary revenues and reductions in the cost structure;

•	Introduced Direct Prepaid Visa® – with 75,000 cards issued through January 2005 and loads totaling more than $6 million;

•	Commenced operations of Direct Cash Advance, our payday consumer loan program; and

•	Began writing business in Missouri, our eleventh state.

2005 Outlook

     During 2005, we expect to continue many of the initiatives that we started in 2004 including our expansion into Texas, Missouri, and Virginia. In addition, we expect to see continued success with the roll out of our Direct Prepaid Visa® and Direct Cash Advance programs.

     Growth. We expect our gross revenues could increase in excess of 10% during 2005, with much of the growth expected to occur during the second half of the year. We anticipate that the majority of this growth will be generated by our expansion states of Texas, Missouri and Virginia. In January 2005, we completed our acquisition of the 65 AMCO offices in Texas. We also acquired two other agency operations in Texas that had a combined total of 17 offices. We have also developed approximately 13 of our own sales offices in Texas and we expect to continue to develop additional offices in Texas throughout 2005. We currently have approximately 95 sales offices in Texas, and ultimately, we believe it is a state that could support as many as 130 to 140 offices.

     We started 2005 with a new marketing campaign in each of our major Texas markets, and our yellow-page advertising has been incorporated as each major metropolitan area distributes the new version of its publication. We have been primarily writing monthly policies in Texas; but starting in March 2005, we began offering our twelve-month policy as well as our term life product. We are offering financing for these longer term policies.

     Over the past several months, we have been developing our initial offices in Missouri and Virginia. As of March 1, 2005, we have 13 offices in Missouri and six offices in Virginia. We plan to develop additional sales offices in both states during 2005, and believe that we may have close to 30 Missouri offices and 15 Virginia offices by the end of the year. We are primarily selling annual policies in these states, which we finance. In addition, we are selling our term life and ancillary products. Our initial advertising has commenced and will continue to encompass new territories within these states as additional offices are opened.

     We expect that growth in 2005 in most of our existing states will be in the low single digits, due largely to the current competitive environment, our decision to cease writing new business in Miami, and our expectation that there will be a minimal impact on premiums in 2005 from rate increases. We are not currently aware of any major programs that have implemented substantial rate decreases in any of our existing states, but we are continuing to see increased advertising from our competitors. Consistent with our ongoing review of rates by coverage and state, we plan to make minor adjustments to our rates in certain states during 2005 as we do periodically; however, we do not expect that the impact of these adjustments will be significant. In order to try to improve our new business growth in our existing states, we periodically make modifications to our premium finance payment plans in many of our existing states and we believe that these adjustments, coupled with our new advertising campaigns, will improve our new business growth in our existing states.

     Reduction in Quota Share Reinsurance. In 2005, we expect to continue to reduce our use of quota share reinsurance. During 2004, we retained 85.0% of gross premiums written as compared to 67.8% in 2003. For 2005, we expect to retain 88% to 90% of our gross premiums written.

     Profitability and Return. We expect that our 2005 accident year loss ratio could see some improvement over the approximate 74% accident year loss ratio we experienced in 2004. The potential improvements should increase over the year as our exposure to Miami new business is expected to continue to decline significantly over the next three quarters. We expect that our expense ratio for 2005 will be in the 7% range, which is an increase over what we experienced in 2004, due largely to the timing of the earned premium volume catching up the cost of our expansion in our new states and a continued expected decrease in our overall percentage of premiums being ceded. Overall, we expect to continue to see returns on average equity in excess of 20% in 2005, consistent with our stated long-term objectives.

     Assumptions. Statements made in this section, including those concerning our anticipated growth in gross revenues and our estimated loss and expense ratios are forward-looking statements. Some important factors that must occur in order for us to achieve these results include:

•	increase in the renewal of insurance policies and sales of new policies;

•	increase in sales of ancillary products;

•	increase in sales of term life insurance policies;

•	the timely and successful development and opening of additional neighborhood sales offices in Texas, Missouri and Virginia;

•	increase in sales of insurance policies in Texas through the independent agencies that we acquired in January 2005 and our developed neighborhood sales offices;

•	the successful transitions from offering monthly policies in Texas to offering six and/or twelve month policies that are supported by our premium finance subsidiary;

•	favorable trends in inflation and other matters that could affect operating expenses;

•	our ability to effectively compete against other insurance companies and independent agencies selling similar products in our markets;

•	our ability to obtain timely approval of requested rate changes;

•	the absence of unfavorable judicial and regulatory developments relative to the automobile insurance industry;

•	the absence of severe weather conditions and other catastrophes; and

•	the absence of our losses and loss adjustment expenses exceeding our reserves which would require us to increase our reserves which would lower our earnings.

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

     Gross Revenues (a non-GAAP financial measure). Gross revenues is the sum of gross premiums written plus ancillary income (finance income and commission and service fee income) and net investment income (excluding net realized gains (losses) on securities). We use gross revenues as the primary measure of the underlying growth of our revenue streams from period to period. Gross revenues are reconciled to total revenues in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.

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

     Insurance Losses and Loss Adjustment Expense Reserves. Insurance loss and loss adjustment expense reserves represent the estimated ultimate net cost of all unpaid reported and unreported losses incurred as of the date of our balance sheet. Estimating our loss and LAE reserves requires us to make significant judgments and use many assumptions. Months and sometimes years may elapse between the occurrence of an automobile accident covered by one of our policies, reporting of the accident to us and our payment of the claim. We record a liability for estimates of losses that will be paid for accidents that have been reported to us, which we refer to in this report as case reserves. In addition, since accidents are not always reported when they occur, we estimate liabilities for accidents that have occurred but have not been reported to us, which we refer to in this report as incurred but not reported, or IBNR reserves.

     We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies our insurance subsidiaries underwrite. Each of our insurance subsidiaries establishes a reserve for all of its unpaid losses and loss adjustment expenses, including case and IBNR reserves, and estimates for the cost to settle the claims. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. Our internal actuarial staff reviews our insurance subsidiaries’ reserves quarterly for each year on a state and coverage level. We believe that our quarterly reviews allow for timely adjustments to reserves based on additional information. As part of these quarterly reviews, our actuarial staff performs various tests to estimate ultimate average severity and frequency of claims. Severity represents the average cost per claim and frequency represents the number of claims per policy. As part of the overall review, the staff then evaluates loss and LAE ratios by accident year by state and by coverage for reasonableness. Estimation of loss and LAE reserves is subject to variation as a result of factors such as inflation, claims settlement patterns, legislative activity and litigation trends. Also, we make key assumptions regarding future claims emergence, the number of claims to be closed in the future, the future impact of inflation, amounts that may be collected from subrogation or salvage and amount of claims that can be closed with or without payment. Changes in the assumptions we employ or our estimates associated with such assumptions could result in materially different amounts being reported as reserves. If necessary, we will increase or decrease the level of our reserves as experience develops or new information becomes known, in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Business — Loss and Loss Adjustment Expense Reserves” for additional information.

     Effect of Future Cancellations. The insurance policies that we write, through our insurance subsidiaries and on behalf of other insurers for which we receive a commission, are subject to being cancelled by the policyholder prior to the policy expiration date. As a result, we estimate the effect of future cancellations in determining the amount of commission and service fee income and ceding commissions that are recorded in our consolidated financial statements. We use historical cancellation rates that are updated quarterly to estimate future cancellations with the effect of any changes in our estimates being recorded in the period in which the change in the estimate is determined to be necessary. However, actual cancellations may differ materially from the cancellation estimates that we used. As of December 31, 2004, the reserve for return of commission and service fee income and return of ceding commissions was $5.0 million and $1.1 million, respectively.

     Allowance for Finance Receivable Losses. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. The majority of these shortfalls result in the write-off of unrealized interest and premium finance acquisition fees. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. As of December 31, 2004, the allowance for finance receivable losses was $6.2 million.

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

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Selected Financial Data
Gross premiums written	$481.9	$435.2	$335.2
Ancillary income	97.8	78.5	62.9
Net investment income	10.8	6.7	5.3

Gross revenues (1)	$590.5	$520.4	$403.4
Ceded premiums written	(72.5)	(140.1)	(154.2)
Change in net unearned premiums	(36.9)	(66.6)	(36.0)
Net realized (losses) gains on securities and other	—	3.4	(0.1)

Total revenues	$481.1	$317.1	$213.1

Key Financial Ratios
Loss ratio — net	75.7%	73.6%	69.4%
Expense ratio — net	4.3	1.1	2.1

Combined ratio — net	80.0	74.7	71.5

Ancillary income to gross premiums earned	20.7	19.9	22.1
Ancillary income to net operating expenses	85.8	97.0	95.4

(1)	A non-GAAP financial measure.

Overview of Operating Results

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Net income increased 25.3% to $54.0 million in 2004, compared to net income of $43.1 million in 2003. The most significant factors contributing to the increase in net income during 2004 included the higher levels of ancillary income and an increase in net premium volume that produced additional underwriting income. Net premiums earned increased by 63% in 2004 as a result of the growth in gross premiums and an increase in the percentage of business retained. This increase was partially offset by a 2.1 point increase in the Company’s loss ratio and a 3.2 point increase in its net expense ratio. Investment income increased more than 60% for the year primarily as a result of the increase in average invested assets as the Company benefited from a full year’s return on the additional capital provided by the initial public offering that occurred in the second half of 2003. There was minimal impact of realized gains and losses on securities and other during 2004; however, in 2003, the Company’s results of operations included pretax realized gains on securities and other of $3.4 million.

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

     We have historically relied on quota share, excess of loss, and catastrophe reinsurance primarily to manage our regulatory capital requirements and also to limit our exposure to loss. Generally, we ceded a portion of our non-standard automobile insurance premiums to unaffiliated reinsurers in order to maintain a net premiums written to statutory surplus ratio of approximately 3 to 1. Since our initial public offering in August 2003, we have contributed capital to our insurance subsidiaries enabling us to retain a higher percentage of our business and reducing our use of reinsurance. We retain 100% of our term life insurance premiums.

     The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Gross premiums written
Florida	$243.3	$223.5	$174.3
Tennessee	64.5	63.0	58.6
Georgia	33.7	32.2	30.4
Louisiana	32.8	31.3	23.8
Mississippi	25.3	22.3	18.8
Texas	29.6	15.6	—
All other states	52.7	47.3	29.3

Gross premiums written	$481.9	$435.2	$335.2
Ceded premiums written	(72.5)	(140.1)	(154.2)

Net premiums written	$409.4	$295.1	$181.0

Gross premiums earned	$471.8	$394.9	$284.3
Ceded premiums earned	(99.3)	(166.4)	(139.3)

Net premiums earned	$372.5	$228.5	$145.0

Net premiums written to gross premiums written.	85.0%	67.8%	54.0%
Gross premiums earned to gross premiums written	97.9	90.7	84.8
Net premiums earned to net premiums written	91.0	77.4	80.1

Gross Premiums

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. During 2004, gross premiums written increased $46.7 million to $481.9 million primarily as a result of our growth in Florida and Texas business. The Florida market represented 50.5% of our business and accounted for $19.8 million of the increase in 2004. We continued to experience solid growth in our renewal book of business in Florida during the year, which more than offset the decline in the average number of new policies written per month. A portion of the Florida growth was also attributable to slightly more than a 3% increase in average premiums per policy. The majority of the increases in gross premiums written in our other existing states were due primarily to growing renewal books of business. Gross premiums earned, a function of gross premiums written over the current and prior periods, increased to $471.8 million in 2004 from $394.9 million in 2003.

     During 2004, we continued our expansion into Texas, where we are assuming non-standard personal automobile insurance policies underwritten by a Texas county mutual insurer. The business we assumed in Texas, which was comprised entirely of monthly policies, increased to $29.6 million in 2004, an increase of 89.7% over 2003. This growth was primarily related to increases in the number of policies produced in Texas. In anticipation of our acquisition of the 65 sales offices owned by the AMCO agency at the end of 2004, we commenced our initial advertising campaign co-branding the Direct and AMCO names. However, the impact of this television advertising was not as effective as anticipated, which we believe was due to a weaker than expected AMCO brand that had not been supported by yellow page advertising, an essential component of our overall marketing strategy in Texas. Our yellow page advertising is being included in most major markets in the new 2005 versions of their publications.

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

Net Premiums

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Net premiums written increased 38.7% to $409.4 million in 2004 from $295.1 million in 2003. The ratio of net premiums written to gross premiums written increased to 85.0% in 2004 from 67.8% in 2003 as we continued to reduce our use of quota share reinsurance that started with the proceeds raised in our initial public offering in the third quarter of 2003. Net premiums earned, a function of net premiums written over the current and prior periods, increased to $372.5 million and equaled 91.0% of net premiums written.

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

Ancillary Income

     Ancillary income includes finance income, commission and service fee income and other income. Finance income primarily consists of interest, acquisition and service fees, and delinquency fees on the premium finance agreements related to the insurance policies we finance. Our agency and administrative subsidiaries produce and service non-standard personal automobile insurance business for other insurers from which we assume a portion of this business, and in some cases the entire premium, through reinsurance treaties. We receive service fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of these unaffiliated insurers. We also receive commission and service fee income on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk, including travel protection, vehicle protection and hospital indemnity insurance policies. Our business model allows us to generate a significant amount of ancillary income, which we measure as a percentage of gross earned premiums and as a percentage of our operating expenses. Our goal is to generate ancillary income in amounts that will offset a majority of, or even exceed, our operating expenses. The following table summarizes the components of our ancillary income for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Finance income	$49.2	$44.9	$35.7
Commission and service fee income	48.6	33.6	27.2

Total ancillary income	$97.8	$78.5	$62.9

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Ancillary income increased 24.6% to $97.8 million in 2004 from $78.5 million in 2003. This increase was primarily due to increased sales of ancillary insurance products including approximately $5.3 million of increased business produced by the 42 Cash Register sales offices in Florida that we acquired in November 2003. Prior to our acquisition of these offices, the majority of the ancillary revenues were retained by owners of the agency. During 2004, we also recognized approximately $3.4 million of increased service fee income related to the administration of our assumed business in Texas. In addition, premium finance income increased as a result of higher premium volumes. The increase in premium finance income is net of an increase in the provision for finance receivable losses to $7.3 million in 2004 from $7.0 million in 2003. The majority of the increase in premium finance income is attributable to the increase in average gross premium finance receivables outstanding during the year. The allowance for credit losses was 2.8% and 2.9% of gross finance receivables in 2004 and 2003, respectively. For the year ended December 31, 2004 and 2003, the ratio of ancillary income to gross premiums earned was 20.7% and 19.9%, respectively, and the ratio of ancillary income to operating expenses was 85.8% and 97.0%, respectively.

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

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Net investment income increased to $10.8 million in 2004 from $6.7 million in 2003 primarily as a result of a 65.0% increase in average invested assets to $298.5 million in 2004 from $180.9 million in 2003. Since our initial public offering in August 2003, we contributed $51.9 million of capital to our insurance companies in the second half of 2003 and made another $11.5 million of capital contributions during 2004. The proceeds from these capital contributions, coupled with the cash flows from our insurance operations and the invested assets acquired in conjunction with the purchase of the new life insurance company in January 2004, resulted in the significant increase in average invested assets. The average investment yield remained relatively consistent at 3.7% in both 2004 and 2003.

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

Realized Gains (Losses) on Securities and Other

     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Gross gains on debt securities for the year ended December 31, 2004 were $0.4 million, which were partially offset by gross losses of $0.9 million. The sale of certain debt securities during the year were primarily driven by adjustments to the portfolio in conjunction with the changing interest rate environment. Comparatively, in 2003, we realized gross gains on debt securities of $2.6, which were partially offset by gross losses of $0.6 million, as we repositioned our bond portfolio based on our investment guidelines for changes in market conditions and other factors.

     In 2004, we also realized gross gains of $2.4 million and gross losses of $2.2 million on closed contracts in our trading portfolio. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized (losses) gains on securities and other” in our consolidated statement of operations. The net unrealized loss on open contracts decreased from $0.4 million in 2003 to $0.1 million in 2004, which was comprised of gross unrealized gains of $0.1 million and gross unrealized losses of $0.2 million. For the year ended December 31, 2004, “net realized (losses) gains on securities and other” included a net gain of $0.3 million related to the increase in the market value of open contracts.

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

     In 2003, we also realized gross gains of $2.7 million and gross losses of $0.9 million on closed contracts in our trading portfolio. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized (losses) gains on securities and other” in our consolidated statement of operations. For the year ended December 31, 2003, “net realized (losses) gains on securities and other” included a net loss of $0.4 million related to open contracts which included gross increases of $0.3 million and gross decreases of $0.7 million.

Expenses

Insurance Losses and Loss Adjustment Expenses

     Insurance losses and loss adjustment expenses represent our largest expense item and include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as loss adjustment expenses incurred in connection with settling claims. Insurance losses and loss adjustment expenses are influenced by many factors, such as claims frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs among other factors. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. We perform an actuarial analysis each quarter and establish or adjust (for prior accident quarters) reserves, based upon our estimate of the ultimate incurred losses and loss adjustment expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. Each quarter our estimate of ultimate loss and loss adjustment expenses is evaluated by accident quarter, by state and by major coverage grouping (e.g., bodily injury, physical damage) and changes in estimates are reflected in the period the additional information becomes known.

     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. See “Business — Reinsurance”. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). Since 2001, in an effort to manage the cost of reinsurance during a period of rising cost and limited availability, we have added provisions to our quota share reinsurance agreements that were structured to reduce the cost of reinsurance to us. In exchange for the reduced cost, our reinsurers were provided with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113 “Accounting for Reinsurance Contracts”.

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. For the year ended December 31, 2004, insurance losses and loss adjustment expenses increased to $282.0 million from $168.2 million in 2003, an increase of $113.8 million, which is generally consistent with the overall premium growth and increase in net business we retained. Our net loss ratio was 75.7% in 2004 compared to 73.6% in 2003, an increase of 2.1 points. Approximately 1.7 points of the increase in the current year loss ratio was attributable to adverse development in the prior year’s loss reserve estimates. Additionally, catastrophic losses in 2004 increased our annual loss ratios by approximately 0.7 points, after taking into account a series of four hurricanes striking Florida and other southeastern states in August and September, as compared to an increase of 0.6 points in 2003.

     Reserve Development. We perform an actuarial analysis of our loss reserves each quarter, which encompasses an analysis of developing loss experience from all coverages and states in which we operate. As a result of our fourth quarter actuarial analysis, based upon adversely developing loss trends, we increased our estimate of ultimate incurred losses by approximately $11.2 million, including the related effect of a reduction in ceding commission. Our estimates of incurred losses for accidents that occurred in the first three quarters of 2004 increased by approximately $7.0 million. We considered these adverse trends in determining our estimates for incurred losses attributable to accidents that occurred during the fourth quarter of 2004, which we estimate these trends increased our reserves by approximately $2.0 million. During 2004 we increased our estimate of incurred losses for prior accident years by approximately $6.3 million, approximately $2.2 million of this was recorded during the fourth quarter.

     The prior year development of $6.3 million resulted in a 1.7 point increase in our 2004 loss ratio. Our 2004 loss ratio would have been 74.0% excluding the impact of the adverse development relating to prior years. Approximately $4.5 million of this increase was attributable to higher than expected frequency and severity trends in the Florida personal injury protection (“PIP”) and property damage coverages that were offset by better than expected loss trends in bodily injury coverage. A significant component of the increase in PIP reserves was related to higher than expected reported frequency and closed with payment trends, which we believe was considerably affected by increased fraud activity in the Miami market. For example, we estimate that reported frequency on Florida PIP claims in the Miami market increased over 15.8% from the first quarter to the third quarter of 2004, while during the same period, the reported PIP frequency for the remainder of the Florida markets decreased by 7.3%. In addition to our development in Florida, we increased our prior year estimate of incurred losses in Tennessee by approximately $1.1 million. This increase was principally a result of increases to expected bodily injury frequency trends and increases to the expected average severity of property damage claims.

     Florida Results. In 2003, the State of Florida enacted the Florida Motor Vehicle Insurance Affordability Reform Act of 2003 (the “Act”) which entailed various changes that related to PIP coverage in Florida. Purportedly, these changes were “enacted in order to prevent Personal Injury Protection (“PIP”) insurance fraud and abuse and to curb escalating medical, legal and other related costs and thereby restore the health of the PIP insurance market in Florida; preserve the no-fault system; and realize cost savings for consumers.” One of the changes dealt with policies issued on or after October 1, 2003, on which Florida mandated that the maximum PIP coverage deductible be reduced from $2,000 per occurrence to $1,000 and changed the limit of benefit calculation to be $10,000 in excess of the insured’s deductible rather than $10,000 less the insured’s deductible. Prior to the effective date of the law change, we had a rate in place for a $1,000 deductible that was approximately 16% higher than our rate for a $2,000 deductible. We were of the opinion that our rate for this lower deductible, when including the increased coverage limit calculation, was adequate for the additional risk to be assumed by us. We also believe that the effect of the law change as it relates to our 2003 results of operation was not material, as the change only affected policies written on or after October 1, 2003 and the estimated increased premium nearly offset the estimated increase in losses related to the change.

     Based on our estimate of loss reserves as of December 31, 2004, we estimate that losses incurred exceeded the additional premiums earned related to the PIP law change, resulting in a decrease to net income of approximately $3.3 million in 2004. We estimate that $2.2 million of this decrease was related to the Miami market and $1.1 million was related to the remainder of the state. As it relates to the Miami market, we believe that the effects of the PIP law change were impacted by the levels of fraud that are present in this market. In May 2004, we increased our PIP rates in many of our Florida territories, which resulted in additional premiums of approximately $0.8 million for the year. This additional premium would further reduce the 2004 adverse impact of the PIP laws change to approximately $2.5 million.

     During 2003 and 2004, we endeavored to improve our personal injury protection loss trends in the Miami market, principally by adjusting rates and enhancing our claims SIU presence in the Miami market. In addition, we expected that our Miami results would benefit from some of the fraud prevention initiatives that were a part of the Act. While these changes did, at times, appear to improve our trends, they were not sufficient to improve our loss ratio to our target. As a result, in October 2004, we decided to stop writing new business in the Miami market.

     We also believe that it is important to put our 2004 Florida results from operations in proper perspective. Even after considering the prior year reserve development, the estimated effect of the PIP law change, and our attempts to combat fraud in the Miami market that led to our decision to cease writing new business in Miami, income before taxes from our Florida operations was $43.1 million in 2004 or, approximately 50.6% of consolidated income before income taxes. This level of consolidated pre-tax income is consistent with the relationship of Florida business to our total book of business.

     We also expect results in Florida to improve in 2005, as the percentage of business attributable to the Miami market decreases. That decrease is expected to continue to have a positive effect on results in 2006.

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

     Based upon our analysis as of December 31, 2003, the frequency and severity trends in the majority of our coverages remained relatively flat on a country-wide basis. We did note an increase in claims frequency in the Florida personal injury protection coverage, which we believe is generally attributable to increased fraud activity in the Miami market. We increased rates for personal injury protection coverages in October 2003 and noted a substantial reduction in new business in this market in November and December. Our special investigations unit was actively challenging those claims believed to be fraudulent. Overall, the gross accident year loss ratio for the Florida automobile book of business increased 1.7 points during 2003. The increase in the Florida gross accident year loss ratio was offset by lower accident year loss ratios in the majority of the states in which we operate, including Texas where our loss experience was below our countrywide average. Accident year loss ratios, as compared to the loss ratios included in our financial statements, include the impact of losses occurring within the current accident year and exclude the current year impact of any increase or decrease in losses and loss adjustment expenses related to losses that occurred in prior years.

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

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Operating expenses increased 40.9% to $114.0 million for the year ended December 31, 2004 from $80.9 million in 2003. The largest component of this increase related to ceded reinsurance commissions. The Company receives reinsurance commissions on the premiums ceded to its reinsurers, which represent the reinsurers reimbursement of underwriting expenses associated with the business they assume. These reinsurance commissions, which are included as a component of our net SGA Costs, decreased to $15.4 million in 2004 from $33.7 million in 2003 as we reduced the level of premiums ceded to reinsurers. Gross operating expenses, which exclude the effect of ceded reinsurance commissions, increased $14.9 million or 13.0% during 2004. Approximately $5.4 million of this increase was attributable to our expansion states, primarily Texas, but it also includes some initial start up costs in Missouri and Virginia. In addition, our health insurance costs increased $3.1 million, our corporate insurance costs increased $1.2 million generally as a result of being a public company for a full year, and our expenses for accounting services increased by approximately $0.7 million largely associated with implementing and documenting our compliance with the Sarbanes-Oxley Act. The remaining increases related to general growth and expansion, which were partially offset by the savings we achieved by converting the cost structure of the 42-office Cash Register agency, which we acquired in November 2003, from a variable (commission-based) structure to the largely fixed cost structure provided by our business model in 2004.

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

Income Taxes

     We file a consolidated federal income tax return that includes all of our subsidiaries other than our two life insurance subsidiaries, which file separate federal income tax returns. The statutory rate used in calculating our tax provision was 35% and our effective tax rates for the years ended December 31, 2004, 2003 and 2002 were 36.6%, 36.7%, and 33.3%, respectively.

     Income tax expense differed from the amounts computed at the statutory rate as demonstrated in the following table:

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Income before income taxes	$85.1	$68.0	$46.5

Provision for taxes at the statutory rate	$29.8	$23.8	$16.3
Increase (reduction) in taxes for:
Tax-exempt interest income	(0.5)	(0.6)	(0.7)
Small life insurance company deduction	—	—	(0.5)
State income taxes	2.6	2.0	0.5
Other, net	(0.8)	(0.3)	(0.1)

Income tax expense	$31.1	$24.9	$15.5

Financial Condition

Liquidity and Capital Reserves

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

     Under state insurance laws, dividends, which must be paid from earned surplus, and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. Our insurance companies collectively paid dividends of $1.0 million, $1.0 million, and $1.3 million to Direct General Corporation in 2004, 2003 and 2002, respectively. These dividends were generally reinvested in the capital of other insurance subsidiaries. Prior approval from state insurance regulatory authorities is generally required in order for our insurance companies to declare and pay extraordinary dividends to us. The maximum amount of dividend capacity available for payment to Direct General Corporation during the remainder of 2005 by our insurance subsidiaries without seeking regulatory approval is $10.1 million. Dividends from our premium finance subsidiary are limited by the minimum capital requirements in applicable state regulations and by covenants in our bank loan agreements, which require approval of our lenders. There are no restrictions on the payment of dividends from our agency, administrative and other non-insurance subsidiaries, other than typical state corporation law requirements to avoid insolvency. In addition, the NAIC Model Act for RBC provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired; a low RBC ratio would prevent an insurance company from paying dividends. At December 31, 2004, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part.

     Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $67.0 million in 2004, $67.1 million in 2003, and $52.4 million in 2002. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.

Financing and Capital

     Capital Raising — Initial Public Offering. In August 2003, we completed our initial public offering of 7,972,276 shares of common stock. We sold 3,750,000 shares and selling shareholders sold 4,222,276 shares resulting in net proceeds to us (after deducting issuance costs) of approximately $71.6 million. In conjunction with the offering of common stock, all outstanding shares of preferred stock were converted into common stock and we received an additional $0.8 million from the exercise of a common stock warrant. We used $51.9 million of the proceeds to increase our investment in our insurance subsidiaries and $0.6 million to increase the capitalization of our non-insurance subsidiaries. In addition, we used $7.7 million of the proceeds to pay off a term loan with two banks. The remaining proceeds have not been permanently deployed to date and generally have been used to reduce the amount outstanding under the premium finance revolving credit facility described below.

     Capital Raising – Secondary Offering. In March 2004, we completed a secondary offering whereby selling shareholders sold 3,314,015 shares of common stock. As a result of the exercise of the over-allotment option by the underwriters of the secondary offering, we issued and sold an additional 497,102 common shares in April 2004, which resulted in net proceeds to us (after deducting issuance costs) of approximately $16.0 million. During 2004, we used approximately $11.5 million of the proceeds to increase our investment in our insurance subsidiaries. The remaining proceeds have not been permanently deployed to date and generally have been used to reduce the amount outstanding under the premium finance revolving credit facility described below.

     Premium Finance Revolving Credit Facility. Our premium finance operations are supported by a revolving credit agreement with a group of banks. The size of the facility was $190.0 million at December 31, 2004, and it has a maturity of June 30, 2007. We would expect to continue the practice of periodically increasing the size of the facility to support the growth in premiums, however, there is the risk that our attempt to increase this revolving credit line facility would not be successful, in which case we would be forced to seek alternative methods of financing premiums.

     Our premium finance subsidiaries utilize the revolving credit facility by drawing on the facility at the end of every month to settle amounts due to the insurance companies. As payments from our customers are received, the revolving credit facility is reduced over the course of the month. This cycle repeats itself monthly, with historically, some seasonal fluctuation on total amounts drawn at the end of each month.

     Amounts outstanding under this facility were $135.2 million and $148.0 million as of December 31, 2004 and 2003, respectively. Interest on the facility is payable quarterly and all outstanding advances and accrued interest are due on or before June 30, 2007. The weighted average interest rate in effect was 3.4% in 2004 and 3.6% in 2003. The loan is principally secured by our finance receivables of our premium finance subsidiaries and is guaranteed by Direct General Corporation. See Note 6 to our audited consolidated financial statements included in this report for further discussion regarding our current outstanding debt.

     In an effort to manage our interest rate risk related to our premium finance revolving credit agreement, effective November 1, 2001, we purchased a derivative instrument known as a zero-cost collar from JP Morgan Chase Bank, NA. This derivative instrument requires monthly settlements whereby we pay the difference to the extent the then current 30-day LIBOR rate is below the floor of 5.05% on $25 million and receive the excess of the 30-day LIBOR rate over the cap of 5.05% on $50 million. This derivative instrument was designed to reduce our exposure to changes in LIBOR under our bank loan facilities. Since interest rates are below 5.05% (30-day LIBOR was 2.39% at December 31, 2004), the fair market value of this derivative instrument is unfavorable to us and, accordingly, we recorded a liability of $0.4 million at December 31, 2004. This unrealized loss is reported as a separate component of shareholders’ equity on an after-tax basis. Payments associated with the floor were $0.9 million, $1.0 million, and $0.8 million and for the years ended December 31, 2004, 2003 and 2002, respectively, and were reported in the income statement as interest expense. This derivative instrument is scheduled to terminate on November 1, 2005. See Note 12 to our audited consolidated financial statements included in this report for further discussion on this derivative instrument.

     For the year ended December 31, 2004, we received net proceeds from the issuance of common stock of $17.0 million, which included the $16.0 million from the secondary offering and $1.0 million from the exercise of employee stock options. During 2004, we made net payments under our premium finance revolving credit facility of $12.8 million and repaid $1.3 million of principal associated with other notes and capital lease obligations. Interest paid on outstanding indebtedness totaled $5.5 million and dividends paid on common stock were $3.5 million for the year.

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

     Contractual Obligations. The following table summarizes estimated payments under our contractual obligations as of December 31, 2004.

	Payments due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	($ in millions)
Premium finance revolving credit facility	$135.2	$—	$135.2	$—	$—
Loss and loss adjustment expense reserves	89.2	79.0	8.8	1.1	0.3
Capital leases obligations	4.2	1.5	2.5	0.2	—
Operating leases obligations	18.6	8.8	8.4	1.4	—
Other long-term debt	0.4	0.4	—	—	—

Total	$247.6	$89.7	$154.9	$2.7	$0.3

     The estimated loss and loss adjustment expense payments under policies of insurance, which are presented net of reinsurance ceded, represents the estimated payout of our loss and loss adjustment expense reserve liabilities. The timing and amount of these estimated payments may vary significantly from the above estimates.

Reinsurance

     We cede premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. The failure of one of our reinsurers to pay could have an adverse effect on our capital and our financial condition and results of operations. In order to mitigate this risk, our reinsurance program is designed to reduce our exposures to unsecured reinsurance recoverables by settling reinsurance premiums on an earned basis versus a written basis, requiring our reinsurers to fund a trust account in the event of a rating downgrade by A.M. Best, and limiting the maximum participation by any one reinsurer.

     As of December 31, 2004, the amount of unsecured reinsurance recoverables was $24.5 million or 10.0% of shareholders’ equity as compared to $32.7 million or 18.4% of shareholders’ equity at December 31, 2003. In addition, the largest unsecured recoverable from a single reinsurer was $8.2 million at December 31, 2004. This same amount was due from both National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of American International Group, Inc., and Swiss Re America, which are rated “A++ (Superior)” and “A+ (Superior)”, respectively, by A.M. Best.

Investments

     We had total cash, cash equivalents and invested assets of $407.5 million as of December 31, 2004. The following table summarizes our cash, cash equivalents and invested assets as of the dates indicated.

			% of Total
			at Fair
	Amortized Cost	Fair Value	Value
	($ in millions)
December 31, 2004
Debt securities, available for sale	$334.8	$334.8	82.2%
Cash and cash equivalents	71.0	71.0	17.4%
Short-term investments	1.7	1.7	0.4%

Total	$407.5	$407.5	100.0%

December 31, 2003
Debt securities, available for sale	$263.9	$265.0	74.9%
Cash and cash equivalents	87.3	87.3	24.7%
Short-term investments	1.3	1.3	0.4%

Total	$352.5	$353.6	100.0%

     Investment Strategy. We believe that our investment portfolio is highly liquid and consists substantially of readily marketable, investment-grade debt securities. We currently do not invest in equity securities or securities with exposure to foreign currency risk. Effective April 1, 2003, Bank One Investment Advisors and U.S. Bancorp Asset Management provide our investment portfolio management advisory services. Prior to March 31, 2003, our investment advisors were Deutsche Asset Management. These advisors operate under investment guidelines approved by our investment committee. These guidelines emphasize:

.	preservation of capital with a focus on total return;

.	achieving the highest risk adjusted after tax return; and

.	diversification in order to reduce risk.

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

     Our investment guidelines also permit us to invest up to 2% of the fair value of our investment portfolio in alternative investments, including commodities. Within those guidelines, we invested $1.0 million in September 2002 in a managed trading account with a commodities trading company. Net realized gains from the trading activities have continually been reinvested and the fair value of this account has increased to $3.1 million as of December 31, 2004. This investment represents less than 1% of our entire investment portfolio. Generally, only 15% of the account balance is invested in commodities and related investments and the remaining portion of the account balance is held in cash, cash equivalents and U.S. Treasury obligations. Because this is a “margin” account, the ultimate losses generated by this investment may greatly exceed the portion of the account balance so invested. However, we reduce the risk of margin call by limiting our investment to 15% of the account balance. In addition, we closely monitor the performance of the account in an effort to reduce the risk of losses. During 2004, we realized gross gains of $2.4 million and gross losses of $2.2 million on closed contracts in our trading portfolio. Since the trading portfolio, which primarily consists of futures contracts, swaps, and other derivative instruments, represents a speculative investment and does not represent a hedge, all open contracts are marked to market with the change in market values included in “net realized gains (losses) on securities and other” in our consolidated statement of operations. The net unrealized loss on open contracts decreased from $0.4 million in 2003 to $0.1 million in 2004, which was comprised of gross unrealized gains of $0.1 million and gross unrealized losses of $0.2 million. For the year ended December 31, 2004, “net realized (losses) gains on securities and other” included a net gain of $0.3 million related to the increase in the market value of open contracts.

     Debt Securities. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of December 31, 2004, the fair value of our investment portfolio of $334.8 million was equal to the amortize cost of the portfolio so there were no net unrealized gains or losses. As of December 31, 2003, the fair value of our investment portfolio of $265.0 million included $1.1 million in pretax net unrealized gains. The decrease in net unrealized gains during 2004 was generally attributable to the declining interest rate environment.

     We realized a net pretax loss on the sale of securities of $0.5 million in 2004. Comparatively, we realized pretax net gains of $2.0 million in 2003 when we repositioned our portfolio for changes in market conditions and other factors. Net realized losses on securities available for sale were $0.1 million in 2002. The weighted average book yield of the portfolio was 3.9% for 2004, 3.7% for 2003 and 4.4% for 2002. The effective duration of our investment portfolio was 4.2 years at December 31, 2004, compared to 3.3 years at December 31, 2003.

     We monitor our investment results by comparing the total return on our portfolio of debt securities to the total return for a customized benchmark based on a blend of Lehman indices. Total return is comprised of interest income and the change in the fair value of the securities. Because we have a portion of our portfolio invested in the municipal obligations of Tennessee, Louisiana, and Mississippi in an effort to maximize the premium tax credits available to us, we separately evaluate the total return of our taxable and tax-exempt securities by comparing them to customized benchmarks for each investment class. During 2004, our portfolio yield lagged the customized benchmark primarily as a result of holding higher quality securities than the index. The total return on our portfolio of debt securities was 3.7% in 2004, 3.7% in 2003 and 8.5% in 2002.

     The following table presents the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities in our investment portfolio as of the dates indicated.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)
December 31, 2004
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$52.3	$0.3	$0.7	$51.9
Obligations of states and political subdivisions	62.5	1.3	0.1	63.7
Corporate debt securities
Banks and financial institutions	74.4	0.4	0.7	74.1
Credit cards and auto loans	73.4	0.1	0.9	72.6
Industrial	34.7	0.4	0.3	34.8
Insurance	8.4	—	0.1	8.3
Telecommunications	15.5	0.3	0.1	15.7
Utilities	13.6	0.2	0.1	13.7

Total corporate debt securities	220.0	1.4	2.2	219.2

Total	$334.8	$3.0	$3.0	$334.8

December 31, 2003
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$94.8	$0.3	$1.1	$94.0
Obligations of states and political subdivisions	49.9	1.8	—	51.7
Corporate debt securities
Banks and financial institutions	41.7	0.4	0.4	41.7
Credit cards and auto loans	37.7	0.3	0.2	37.8
Industrial	23.8	0.3	0.3	23.8
Telecommunications	9.6	0.1	0.1	9.6
Utilities	6.4	0.1	0.1	6.4

Total corporate debt securities	119.2	1.2	1.1	119.3

Total	$263.9	$3.3	$2.2	$265.0

     The amortized cost and fair value of debt securities in our investment portfolio as of December 31, 2004, by contractual maturity, is shown below.

	Amortized Cost	Fair Value
	($ in millions)
Years to maturity:
One or less	$6.9	$6.9
After one through five	166.7	165.9
After five through ten	104.2	105.2
After ten	57.0	56.8

Total	$334.8	$334.8

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

     All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of December 31, 2004. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade. The quality distribution of our investment portfolio as of December 31, 2004 was as follows:

		Amortized		% of Total
S&P Rating	NAIC Rating	Cost	Fair Value	at Fair Value
	($ in millions)
AAA	1	$115.6	$115.4	34.5%
AA	1	34.7	35.1	10.5%
A	1	95.8	95.8	28.6%
BBB	2	37.0	37.1	11.1%
Agency	1	51.7	51.4	15.3%

		$334.8	$334.8	100.0%

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

     As of December 31, 2004, the impact of an immediate 100 basis point increase in market interest rates on our debt securities portfolio would have resulted in an estimated decrease in fair value of 4.2%, or approximately $14.2 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our debt securities portfolio would have resulted in an estimated increase in fair value of 4.2%, or approximately $14.2 million.

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

     As of December 31, 2004, cash and investments carried at fair value totaling approximately $12.1 million were on deposit with state insurance regulatory authorities. Additionally, investments carried at fair value totaling approximately $3.7 million had been pledged to an unaffiliated insurer to secure our assumed reinsurance obligations.

     Cash and Cash Equivalents. Our balance in cash and cash equivalents was $71.0 million and $87.3 million as of December 31, 2004 and 2003, respectively.

     Short-Term Investments. Our short-term investments primarily consist of investments in commercial paper, other interest-bearing time deposits with original maturities from three months to one year and our managed commodities trading account.

Forward-Looking Statements

     Some of the statements under the captions “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this report constitute forward-looking statements. You can identify these statements from our use of the words “may”, “should”, “could”, “potential”, “continue”, “plan”, “forecast”, “estimate”, “project”, “believe”, “intend”, “anticipate”, “expect”, “target”, “is likely”, “will”, or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

.	statements and assumptions relating to future growth, earnings, earnings per share and other financial performance measures, as well as management’s short-term and long-term performance goals;

.	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events;

.	statements relating to our business and growth strategies; and

.	any other statements or assumptions that are not historical facts.

     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Please see the discussion under the caption “Financial Condition – Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for our quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control structure was designed to provide reasonable assurance that the Company’s transactions have been accurately recorded to permit the preparation of its financial statements in accordance with generally accepted accounting principles.

     The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2004. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the “COSO Report”, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

     Ernst & Young LLP, the Company’s independent registered public accounting firm has audited the financial statements presented in this Form 10-K and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. This attestation report is included on the following page of this Form 10-K.

Direct General Corporation
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors
Direct General Corporation and Subsidiaries

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Direct General Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Direct General Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Direct General Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Direct General Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Direct General Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Direct General Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Direct General Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct General Corporation and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Direct General Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 15, 2005

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Revenues
Premiums earned	$372,506	$228,529	$144,975
Finance income	49,190	44,886	35,726
Commission and service fee income	48,630	33,579	27,167
Net investment income	10,808	6,730	5,345
Net realized (losses) gains on securities and other	(43)	3,393	(75)

Total revenues	481,091	317,117	213,138

Expenses
Insurance losses and loss adjustment expenses	281,969	168,196	100,683
Selling, general and administrative costs	108,532	74,493	59,740
Interest expense	5,484	6,376	6,160

Total expenses	395,985	249,065	166,583

Income before income taxes	85,106	68,052	46,555
Income tax expense	31,121	24,960	15,518

Net income	53,985	43,092	31,037

Preferred stock dividends — Series B	—	345	561

Net income available to common shareholders	$53,985	$42,747	$30,476

Earnings per Share
Basic earnings per common share	$2.44	$2.74	$2.30

Diluted earnings per common share	$2.38	$2.20	$1.68

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $334,770 and $263,929 at December 31, 2004 and 2003, respectively)	$334,816	$264,998
Short-term investments	1,663	1,322

Total investments	336,479	266,320
Cash and cash equivalents	70,988	87,342
Finance receivables, net	214,180	201,271
Reinsurance balances receivable	35,671	57,472
Prepaid reinsurance premiums	29,544	56,397
Deferred policy acquisition costs	12,666	11,432
Income taxes recoverable	7,177	—
Deferred income taxes	20,040	18,539
Property and equipment, net	15,823	13,775
Goodwill, net	22,188	20,840
Other assets	22,696	17,766

Total assets	$787,452	$751,154

Liabilities and Shareholders’ Equity

Loss and loss adjustment expense reserves	$124,858	$112,618
Unearned premiums	223,303	213,250
Reinsurance balances payable and funds held	33,996	62,223
Accounts payable and accrued expenses	11,949	13,105
Income tax payable	—	2,369
Notes payable	135,626	148,946
Capital lease obligations	3,772	4,556
Other liabilities	8,867	16,692

Total liabilities	542,371	573,759

Shareholders’ equity
Common stock, no par; authorized shares – 100,000.0; issued shares – 22,360.0 and 21,350.6 at December 31, 2004 and December 31, 2003, respectively	109,163	91,853
Retained earnings	136,178	85,735
Accumulated other comprehensive income (loss):
Net unrealized appreciation on investment securities	30	695
Net loss on cash flow hedge	(290)	(888)

Total shareholders’ equity	245,081	177,395

Total liabilities and shareholders’ equity	$787,452	$751,154

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		For the Years Ended December 31, 2004, 2003 and 2002
				Accumulated
	Series B			Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity
			(In thousands)
Balances at January 1, 2002	$9,219	$9,037	$13,366	$(615)	$—	$31,007
Comprehensive income:
Net income	—	—	31,037	—	—	31,037
Net unrealized appreciation on securities available-for-sale, net of deferred taxes	—	—	—	3,519	—	3,519
Net change during the year related to cash flow hedge	—	—	—	(1,259)	—	(1,259)

Total comprehensive income						33,297

Dividends on preferred stock	—	—	(561)	—	—	(561)
Purchase of treasury stock (110,697 shares)	—	—	—	—	(4,548)	(4,548)

Balances at December 31, 2002	9,219	9,037	43,842	1,645	(4,548)	59,195
Comprehensive income:
Net income	—	—	43,092	—	—	43,092
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	—	(2,093)	—	(2,093)
Net change during the year related to cash flow hedge	—	—	—	255	—	255

Total comprehensive income						41,254

Dividends on preferred stock	—	—	(345)	—	—	(345)
Dividends on common stock	—	—	(854)	—	—	(854)
Common stock issued for conversion of Series A and Series B preferred stock (5,264.0 shares)	(9,219)	14,904	—	—	—	5,685
Common stock issued for exercise of warrant (195.1 shares)	—	800	—	—	—	800
Common stock issued pursuant to initial public offering, net of $7,122.2 issue costs (3,750.0 shares)	—	71,628	—	—	—	71,628
Exercise of stock options (24.0 shares)	—	65	—	—	—	65
Purchase of treasury stock (1.6 shares)	—	—	—	—	(33)	(33)
Retirement of treasury stock (1,330.0 shares)	—	(4,581)	—	—	4,581	—

Balances at December 31, 2003	—	91,853	85,735	(193)	—	177,395
Comprehensive income:
Net income	—	—	53,985	—	—	53,985
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	—	(665)	—	(665)
Net change during the year related to cash flow hedge	—	—	—	598	—	598

Total comprehensive income						53,918

Dividends on common stock	—	—	(3,542)	—	—	(3,542)
Common stock issued pursuant to secondary offering, net of $246.6 issue costs (497.1 shares)	—	15,971	—	—	—	15,971
Compensatory stock options	—	279	—	—	—	279
Exercise of stock options (512.3 shares)	—	1,060	—	—	—	1,060

Balances at December 31, 2004	$—	$109,163	$136,178	$(260)	$—	$245,081

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
		(In thousands)
Operating activities
Net income	$53,985	$43,092	$31,037
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on securities and other	43	(3,393)	75
Depreciation and amortization	5,809	4,514	5,385
Deferred income taxes	(1,466)	(5,822)	(4,921)
Changes in operating assets and liabilities:
Finance receivables	(12,909)	(34,336)	(45,004)
Reinsurance balances receivable	21,801	(6,598)	(1,292)
Prepaid reinsurance premiums	26,853	26,251	(14,871)
Deferred policy acquisition costs	(1,234)	(3,267)	(2,145)
Income taxes recoverable/payable	(9,546)	(813)	5,413
Loss and loss adjustment expense reserves	12,240	25,720	9,357
Unearned premiums	10,053	40,279	50,859
Reinsurance balances payable and funds held	(28,227)	(14,499)	17,075
Accounts payable and accrued expenses	(1,204)	(524)	4,085
Other	(9,221)	(3,497)	(2,606)

Net cash provided by operating activities	66,977	67,107	52,447

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	117,194	96,675	36,870
Purchase of debt securities available-for-sale	(185,100)	(239,291)	(50,739)
Payable for securities	510	—	—
Net (sales) purchases of short-term investments	(341)	1,423	(1,345)
Purchase of property and equipment, net	(7,649)	(5,380)	(4,851)
Purchase of insurance agency assets	—	(13,792)	—
Purchase of life insurance company	(7,330)	—	—

Net cash used in investing activities	(82,716)	(160,365)	(20,065)

Financing activities
Issuances of common stock	17,031	72,493	—
Net (payment on) proceeds from revolving credit facility borrowings	(12,511)	34,063	23,585
Payment of principal on borrowings	(1,593)	(11,751)	(3,289)
Payment of stock dividends	(3,542)	(1,199)	(561)
Purchase of treasury stock	—	(33)	(4,548)

Net cash (used in) provided by financing activities	(615)	93,573	15,187

Net (decrease) increase in cash and cash equivalents	(16,354)	315	47,569
Cash and cash equivalents at beginning of period	87,342	87,027	39,458

Cash and cash equivalents at end of period	$70,988	$87,342	$87,027

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,484	$5,565	$7,104
Income taxes	42,507	30,756	15,109

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Significant Accounting Policies

     Direct General Corporation, headquartered in Nashville, Tennessee, is a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services primarily on a direct basis and primarily in the southeastern United States. Direct General Corporation owns four property/casualty insurance companies, two life/health insurance companies, two premium finance companies, thirteen insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services.

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

Finance Income and Receivables

     The Company finances the majority of the insurance policies sold under a variety of payment plans. Finance income consists of interest, installment fees, acquisition and service fees, and delinquency fees. Finance income, other than delinquency fees, is recognized using the interest (actuarial) method or similar methods that produce a level yield. Delinquency fees are earned when billed. Acquisition fees, net of directly related lending costs, are deferred and amortized into finance income over the remaining lives of the related loans. Upon cancellation of the underlying insurance policies, any uncollected earned interest or fees are charged off. The Company’s allowance for finance receivable losses is comprised of a reserve for uncollected finance acquisition fees and a provision for the write-off of premium finance balances (primarily realized but uncollected interest and fees), which is calculated using the historical level of finance receivable losses as a percentage of outstanding balances under the premium finance agreements.

Commission Income

     The Company’s insurance agencies receive commission income on the sale of ancillary insurance products offered by non-affiliated insurance companies. Commission is generally recognized into income when the ancillary insurance policies are issued, net of a provision for return commissions on anticipated cancellations. The commissions received are calculated as a straight percentage of premiums produced and are not contingent upon achieving volume, profitability or other financial goals.

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

Deferred Policy Acquisition Costs

     Policy acquisition costs include advertising, commissions, premium taxes and certain other underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and are reported net of the related ceding commission received from reinsurers. Such deferred policy acquisition costs are being amortized over the effective period of the related insurance policies. Amortization charged to operations amounted to $33,328,000, $26,271,000 and $21,060,000 in 2004, 2003 and 2002, respectively. The Company considers anticipated investment income in determining the recoverability of these costs and believes they will be fully recovered over the next twelve months.

Property and Equipment

     Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are principally as follows: computer hardware and software (3-5 years), furniture and equipment (3-7 years), leasehold improvements (3-14 years based on the expected remaining life of the lease) and Company-owned buildings and related improvements (31.5 years). Property and equipment includes software developed and capitalized for internal use.

Goodwill

     Goodwill represents the amount by which the cost of acquired net assets exceeds their related fair value. In accordance with Financial Accounting Standards No. 142, the carrying value of goodwill is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2004.

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

Income Taxes

     Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences reverse. The principal assets and liabilities that generate these temporary differences are unearned premiums, loss and loss adjustment expense reserves, deferred policy acquisition costs, and non-deductible provisions for returns and allowances for finance losses. The effect of a tax rate change is recognized in income in the period of enactment. State income taxes are included in income tax expense.

     A valuation allowance for deferred tax assets is provided for all or some portion of the deferred tax asset when it is more likely than not that an amount will not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset is included in income. The Company believes its deferred tax assets are fully realizable at December 31, 2004.

Stock Split

     Effective August 11, 2003, the Company effected a stock split pursuant to which each outstanding share of the Company’s common stock became 12 new shares of common stock (see Note 10). The Company has adjusted all share and per share amounts in the financial statements and accompanying notes to reflect the 12 for 1 split.

Stock Options

     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. Using the intrinsic value method under APB No. 25, generally no compensation expenses is recorded for employee options that are granted with an exercise price that equals or exceeds the market price at the date of grant. The disclosure provisions required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” is provided in Note 10.

Segment Reporting

     The Company has determined that it has two reportable segments. The primary reportable segment is comprised of principally all of the Company’s operations. The Company’s primary operating segments have been aggregated into this primary reportable segment. The other reportable segment consists of corporate operations and is not material to either revenues or net income.

     The Company monitors, controls and manages its business lines as an integrated entity offering one product. Management believes that the finance and insurance businesses are dependent on each other. The premium finance companies only provide financing for the Company’s insurance customers and insurance policy sales are dependent, in part, upon the flexible payment plan structures of the finance companies. The Company’s agency subsidiaries complete the premium finance paperwork at the same time they are selling the underlying insurance policy. In addition, because our systems are integrated, any change to the underlying insurance policy such as a cancellation or endorsement will automatically result in a corresponding change to the premium finance agreement.

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

2. Investments

     The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities available-for-sale at December 31 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
2004
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$52,289	$289	$660	$51,918
Obligations of states and political subdivisions	62,528	1,305	84	63,749
Corporate debt securities	219,953	1,452	2,256	219,149

Total	$334,770	$3,046	$3,000	$334,816

2003
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$94,802	$289	$1,115	$93,976
Obligations of states and political subdivisions	49,920	1,766	24	51,662
Corporate debt securities	119,207	1,276	1,123	119,360

Total	$263,929	$3,331	$2,262	$264,998

     Substantially all of the gross unrealized losses on securities at December 31, 2004 were attributable to securities purchased within the past twelve months. Based on the Company’s review for impaired securities, all of the gross unrealized losses are deemed to be temporary.

     The components of pretax net investment income and net realized gains (losses) on sales of securities for the years ended December 31 were:

	2004	2003	2002
	(In thousands)
Gross investment income:
Debt securities available-for-sale	$10,963	$6,636	$5,255
Short-term investments and cash equivalents	390	413	367

Gross investment income	11,353	7,049	5,622
Investment expenses	545	319	277

Net investment income	$10,808	$6,730	$5,345

Realized gains on investments	$2,838	$4,341	$949
Realized losses on investments	(3,162)	(559)	(1,024)
Net unrealized gain (loss) on trading portfolio	281	(389)	—

Net realized (losses) gains on securities and other	$(43)	$3,393	$(75)

     The amortized cost and fair value of debt securities available-for-sale at December 31, 2004, by contractual maturity, is shown below:

	Amortized	Fair
	Cost	Value
	(In thousands)
Years to maturity:
One or less	$6,893	$6,912
After one through five	166,664	165,897
After five through ten	104,235	105,167
After ten	56,978	56,840

Total	$334,770	$334,816

     At December 31, 2004, investments carried at market value of $11,957,000 and cash of approximately $126,000 were on deposit with regulatory authorities. Additionally, investments carried at market value of $3,710,000 were pledged to an unaffiliated insurer to secure our assumed reinsurance obligations.

3. Finance Receivables

     Finance receivables, net of unearned interest, unearned acquisition fees and deferred costs for the years ended December 31 were:

	2004	2003
	(In thousands)
Finance receivables.	$220,354	$207,213
Less allowance for losses	(6,174)	(5,942)

Finance receivables, net	$214,180	$201,271

     A progression of the allowance for finance receivable losses is as follows:

	2004	2003	2002
	(In thousands)
Balance at January 1	$5,942	$5,010	$4,811
Provision for finance receivable losses	7,270	6,962	5,346
Charge-offs, net of recoveries	(7,038)	(6,030)	(5,147)

Balance at December 31	$6,174	$5,942	$5,010

     Geographic concentrations of finance receivables at December 31 are as follows:

	2004	2003
Florida	51.0%	50.4%
Tennessee	14.8	15.3
Georgia	7.5	7.8
Louisiana	7.5	7.8
Other states, combined	19.2	18.7

Total	100.0%	100.0%

     Finance receivables are collateralized by the unearned premiums of the related insurance policies. These finance receivables have an average remaining contractual maturity of approximately six months, with the longest contractual maturity being approximately eleven months.

4. Property and Equipment

     Property and equipment at December 31 is as follows:

	2004	2003
	(In thousands)
Land	$223	$171
Buildings and improvements	6,820	3,964
Computer hardware and software	18,815	16,095
Furniture and equipment	7,579	6,633
Projects in progress	637	265
Capital leases:
Building	6,364	6,364
Equipment	4,338	3,970

	44,776	37,462
Less accumulated depreciation	(28,953)	(23,687)

Net property and equipment	$15,823	$13,775

     Depreciation expense was approximately $5,601,000, $4,472,000 and $5,385,000 in 2004, 2003 and 2002, respectively.

     During April 1998, the Company entered into a sale and leaseback transaction of its building located in Baton Rouge, Louisiana. The gain of $1,068,000 is being amortized over the term of the lease. At December 31, 2004 and 2003, the unamortized portion of the deferred gain was $349,600 and $456,000, respectively, and is included as a component of other liabilities. The building under capital lease was capitalized using the Company’s average borrowing rate at inception of the lease. Depreciation expense on the capitalized building lease was $636,000 during 2004, 2003 and 2002, and related accumulated depreciation on the building under capital lease was approximately $4,137,000 and $3,500,000 at December 31, 2004 and 2003, respectively.

     The Company also leases certain computer equipment under capital lease arrangements. Depreciation expense on capitalized equipment leases during 2004, 2003 and 2002 was $414,000, $149,000 and $828,000 respectively, and related accumulated depreciation as of December 31, 2004 and 2003, was $3,348,000 and $2,934,000, respectively.

5. Insurance Losses and Loss Adjustment Expenses

     The following table provides a reconciliation of insurance loss and loss adjustment expense (LAE) reserves, net of reinsurance recoverables:

	2004	2003	2002
		(In thousands)
Balance at January 1	$112,618	$86,898	$77,541
Less reinsurance recoverables on unpaid losses	37,955	28,974	40,555

Net balance at January 1	74,663	57,924	36,986
Add losses and LAE incurred, net of reinsurance related to:
Current year	275,651	168,066	106,175
Prior years	6,318	130	(5,492)

Net losses and LAE incurred during the current year	281,969	168,196	100,683

Deduct losses and LAE paid, net of reinsurance, related to:
Current year	191,176	107,649	66,619
Prior years	63,457	43,808	13,126

Net claim payments made during the current year	254,633	151,457	79,745

Net balance at December 31	101,999	74,663	57,924
Plus reinsurance recoverables on unpaid losses	22,859	37,955	28,974

Balance at December 31	$124,858	$112,618	$86,898

     The Company’s net loss and LAE reserve development was primarily attributable to revisions to the Company’s estimate of ultimate frequency and severity trends. In 2004, approximately $4,500,000 of the unfavorable development was related to our Florida business and approximately $1,100,000 was related to Tennessee. The Florida development was largely attributable to increases in expected frequency and severity trends related to the personal injury protection and property damage coverages while the Tennessee development was generally evenly split between increases to expected bodily injury frequency trends and increases to the expected average severity of property damage claims. The favorable development in 2002 included lower than expected frequency and severity trends across several states and approximately $1,790,000 related to the commutation of certain reinsurance contracts.

     The majority of the Company’s net claim payments during 2004, 2003, and 2002 were related to accidents occurring in the current accident year. In 2002, the Company’s net claim payments made of $79,745,000 and the net claim payments made that related to prior years of $13,126,000, were both net of $10,463,000 of reinsurance payments received in conjunction with the commutation of a reinsurer’s obligation for unpaid losses and $7,357,000 of reinsurance payments received in conjunction with the commutation of the Company’s stop loss reinsurance agreement.

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

6. Notes Payable

     Notes payable at December 31 were as follows:

	2004	2003
	(In thousands)
Premium Finance revolving credit facility	$135,200	$148,000
Corporate revolving credit facility	—	—
Other	426	946

Total	$135,626	$148,946

Premium Finance Revolving Credit Facility

     The Company has maintained a revolving credit facility with a consortium of banks to fund the working capital needs of the Company’s premium finance operations since 1994. Under the terms of the current facility, interest is payable quarterly at a rate elected by the Company of either the base commercial rate of First Tennessee Bank, N.A., as “Agent”, or at 1.5% to 2.0% above LIBOR. The LIBOR spread at the time of the election is determined based upon the Company’s “Average Funded Debt to EBITDA Ratio” as defined in the agreement. At December 31, 2004, the weighted average rate in effect was 4.41%. Under terms of the current facility, the Company may borrow up to $190,000,000. As of December 31, 2004, the unused amount was $54,800,000. The current facility matures on June 30, 2007. The loan is principally secured by finance receivables, as well as the stock of Direct Insurance Company.

     The revolving credit facility contains covenants which, among other matters 1) limit the Company’s ability to incur or guarantee indebtedness, merge, consolidate and acquire or sell assets without bank approval; 2) require the Company to satisfy certain financial ratios, including those related to net worth, debt-to-equity, and profitability; and 3) restrict the payment of cash dividends on common stock. As of December 31, 2004, the Company was in compliance with all covenants related to the credit agreement.

Corporate Revolving Credit Facility

     In December 2004, the Company entered into a $30,000,000 revolving credit facility with a consortium of banks. Under the terms of the credit facility the Company may periodically obtain advances until June 30, 2007. Interest is payable quarterly at a rate elected by the Company of either the base commercial rate of First Tennessee Bank, N.A., as “Agent”, or at 2.5% above LIBOR. Principal payments begin 18 months after advances under the credit facility reach $10,000,000 and will be determined based upon a five-year amortization schedule. The credit facility matures on June 30, 2007, with all remaining principal and interest payments being due at that time.

Other

     The Company enters into various other credit agreements from time to time, primarily to finance the purchase of computer equipment and other assets. As of December 31, 2004, the Company has one such credit agreement bearing interest at 5.46%. Principal and interest are payable monthly, with principal totaling $426,000 due in 2005. The note is secured by computer equipment.

Scheduled Maturities

     Aggregate principal payment on debt outstanding at December 31, 2004 is $426,000 for 2005 and $135,200,000 for 2007.

7. Reinsurance

Ceded Reinsurance

     The Company cedes certain premiums and risks of loss to other insurance companies under quota share, excess of loss, and catastrophe forms of reinsurance agreements. The ceded reinsurance agreements provide the Company with increased capacity to write additional business while limiting its exposure to loss within its capital resources. The Company evaluates the financial condition of its reinsurers and monitors various credit risks to minimize its exposure to significant losses from reinsurer insolvencies. The Company remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

     The Company is the beneficiary of letters of credit totaling approximately $2,403,000 and trust accounts totaling $5,072,000 in accordance with the terms of its reinsurance agreements. The letters of credit and trust accounts were unused at December 31, 2004.

Assumed Reinsurance

     The Company assumed, under quota-share reinsurance agreements, a percentage of personal automobile insurance produced for other insurers (see Note 8). As of December 31, 2004, the Company provided an unsecured letter of credit in the amount of $4,000,000 and provided reinsurance security trust accounts totaling $11,073,000 for the benefit of certain unaffiliated insurers with respect to its obligations under the assumed reinsurance agreements.

     The following amounts are reflected in the financial statements as a result of reinsurance arrangements for the years ended December 31:

	Premiums	Premiums	Losses and
	Written	Earned	LAE
		(In thousands)
2004
Direct	$442,577	$432,577	$334,570
Assumed	39,300	39,246	23,946
Ceded	(72,464)	(99,317)	(76,547)

Net	$409,413	$372,506	$281,969

2003
Direct	$409,967	$370,888	$275,964
Assumed	25,220	24,021	14,164
Ceded	(140,128)	(166,380)	(121,932)

Net	$295,059	$228,529	$168,196

2002
Direct	$326,593	$276,098	$198,153
Assumed	8,569	8,205	5,987
Ceded	(154,199)	(139,328)	(103,457)

Net	$180,963	$144,975	$100,683

8. Administrative Services

     The Company’s agency subsidiaries and administrative service subsidiaries produce and administer personal automobile insurance business for other insurers. The Company receives service fees for its underwriting, policyholder administration and claims processing services. Administrative service fees earned, net of the related fronting fees and premium taxes, were approximately $10,653,000, $7,574,000 and $7,018,000 in 2004, 2003 and 2002 respectively, and are included in the caption commissions and service fee income in the Statements of Operations.

     Premiums associated with personal automobile insurance produced for other insurers and related assumed premiums were as follows:

	2004	2003	2002
	(In thousands)
Premiums produced for other carriers
Written premiums	$47,413	$33,818	$24,338
Earned premiums	47,399	34,993	26,692
Premiums assumed by the Company
Written premiums	$39,300	$25,220	$8,569
Earned premiums	39,246	24,021	8,205

9. Income Taxes

     The Company and its non-life subsidiaries file a consolidated federal income tax return, while its life subsidiaries, Direct Life Insurance Company and Direct General Life Insurance Company, file separate federal income tax returns.

     Income tax expense (benefit) is as follows:

	2004	2003	2002
	(In thousands)
Current:
Federal	$28,228	$26,918	$18,449
State	4,359	3,864	1,990

Total current	32,587	30,782	20,439
Deferred:
Federal	(1,180)	(5,332)	(4,109)
State	(286)	(490)	(812)

Total deferred	(1,466)	(5,822)	(4,921)

Total income tax expense	$31,121	$24,960	$15,518

     The provision for income taxes in the accompanying consolidated statements of income differed from the statutory rate of 35% as follows:

	2004	2003	2002
	(In thousands)
Income before income taxes	$85,106	$68,052	$46,555

Income tax expense at statutory rate	$29,787	$23,818	$16,294
Tax effect of:
State income taxes	2,548	2,022	481
Tax exempt interest	(476)	(578)	(731)
Small life insurance company deduction	—	—	(517)
Other, net	(738)	(302)	(9)

Total income tax expense	$31,121	$24,960	$15,518

     The balance sheets reflect net deferred income tax asset amounts that resulted from temporary differences as of December 31 as follows:

	2004	2003
	(In thousands)
Deferred income tax assets:
Unearned premiums	$12,854	$10,507
Loss and loss adjustment expense reserves	2,677	2,341
Provision for return and unearned reinsurance commissions	810	1,860
Provision for return and unearned service fees	1,041	1,021
Provision for return commissions	907	857
Allowance for losses on finance receivables	2,130	2,080
Deferred gain on sale and leaseback	122	160
Depreciation	36	108
Unrealized loss related to cash flow hedge	156	478
Other	2,667	2,457

Total deferred income tax assets	23,400	21,869

Deferred income tax liabilities:
Deferred policy acquisition costs	4,434	4,001
Net unrealized gains on available-for-sale securities	16	374
Other	993	752

Total deferred income tax liabilities	5,443	5,127

Net federal deferred income tax asset	17,957	16,742
State deferred income tax asset	2,083	1,797

Net deferred income tax asset	$20,040	$18,539

10. Capital Stock

Public Offerings

     In August 2003, the Company completed the initial public offering of 7,972,276 shares of common stock (after effect of a 12 for 1 stock split – see Note 1). The Company sold 3,750,000 shares and selling shareholders sold 4,222,276 shares resulting in net proceeds to the Company (after deducting issuance costs) of $71,628,000.

     In March 2004, the Company completed a secondary offering whereby selling shareholders sold 3,314,015 shares of common stock. As a result of the exercise of the over-allotment option by the underwriters of the secondary offering, the Company issued and sold an additional 497,102 common shares in April 2004, which resulted in net proceeds to the Company (after deducting issuance costs) of $15,970,000.

     From the proceeds of the offerings, Direct General Corporation used $63,400,000 of the proceeds, $51,900,000 in 2003 and $11,500,000 in 2004, to increase its investment in insurance subsidiaries and approximately $600,000 to increase the capitalization of its non-insurance subsidiaries. Additionally in 2003, the Company used $7,700,000 to repay outstanding term loans with First Tennessee Bank National Association and Hibernia National Bank. The Company intends to utilize the remaining proceeds to further increase the capital of its insurance subsidiaries and for general corporate purposes.

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

     As of December 31, 2004, the average remaining contractual life of options outstanding under both plans is approximately eight years.

     A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ending on these dates is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding January 1, 2002 (482,016 exercisable)	642,000	$1.89
Granted	60,000	2.71

Options outstanding December 31, 2002 (558,036 exercisable)	702,000	1.96
Granted	924,000	21.00
Exercised	24,000	2.71

Options outstanding December 31, 2003 (610,008 exercisable)	1,602,000	12.93
Granted	131,000	31.10
Exercised	516,300	2.11
Forfeited	24,000	21.00

Options outstanding December 31, 2004 (317,700 exercisable)	1,192,700	$19.45

     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its employee stock option activity in the financial statements. The Company generally grants employee stock options at an exercise price equal to the market price at the date of grant. Employee stock options granted at less than the market price at the date of grant and options granted to non-employees are expensed. During 2004, the Company recorded $279,000 of expense related to options granted to both employees and non-employees to purchase 115,000 shares at an exercise price of $31.00 per share that was less than the current market price at the time of grant.

     If the Company had elected to recognize stock compensation expense based on the fair value of stock options at the grant date, as prescribed by SFAS No. 123, net income available to common shareholders and basic and diluted earnings per share would have been reported as presented in the following table.

	2004	2003	2002
	(In thousands, except per share amounts)
Net income available to common shareholders, as reported	$53,985	$42,747	$30,476
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(878)	(218)	(59)

Net income available to common shareholders, pro forma	$53,107	$42,529	$30,417

Income for purposes of computing diluted earnings per share common, as reported	$53,985	$43,386	$31,517
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(878)	(218)	(59)

Income for purposes of computing diluted earnings per share common, pro forma	$53,107	$43,168	$31,458

Earnings per share
Basic – as reported	$2.44	$2.74	$2.30

Basic – pro forma	$2.40	$2.72	$2.29

Diluted – as reported	$2.38	$2.20	$1.68

Diluted – pro forma	$2.34	$2.19	$1.68

     The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant based on the following factors:

	2004	2003	2002
Expected option term	5 years	5 years	10 years
Annualized volatility rate	35%	35%	35%
Risk-free rate of return	3.1% to 3.5%	3.37%	4.93%
Fair value at the date of grant (weighted-average)	$31.80	$21.00	$2.71
Dividend yield	0.76%	0.76%	0%
Black-Scholes value	33.3% to 33.9%	33.8%	56.2%

Reserved Shares

     As of December 31, 2004, shares of common stock have been reserved for the following :

Exercise of stock options under the 1996 Plan	172,500
Exercise of stock options under the 2003 Plan	1,669,200

Total common shares reserved	1,841,700

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

     The monetary effect on statutory capital and surplus of the Company’s insurance subsidiaries of using accounting practices prescribed or permitted by the Department of Insurance in each state of domicile as of December 31 is as follows:

	2004	2003
	(In thousands)
Statutory capital and surplus	$141,646	$114,050
Effect of prescribed practices of:
Provision for unearned ceding commissions	—	333

Statutory capital and surplus in accordance with NAIC statutory accounting practices	$141,646	$114,383

     Statutory accounting practices differ from GAAP. Significant differences for the Company’s insurance subsidiaries were as follows:

	Net Income (Loss)
	Year ended December 31,			Surplus December 31,
	2004	2003	2002	2004	2003	2002
	(In thousands)
Statutory basis amounts	$16,121	$6,569	$17,109	$141,646	$114,050	$52,562
Deferred policy acquisition costs	1,234	3,267	2,145	12,666	11,432	8,165
Deferred income taxes	1,231	4,323	3,740	2,489	1,324	708
Salvage and subrogation recoverables	—	—	(976)	—	—	—
Reinsurance commissions	3,002	850	651	(2,313)	(4,982)	(4,335)
Guaranty fund assessments	714	809	(1,072)	(338)	(1,052)	(1,862)
Unearned policy fees	(1,261)	—	—	(1,261)	—	—
Nonadmitted assets	—	—	—	1,370	1,539	1,735
Unrealized appreciation of securities available-for-sale	—	—	—	169	1,069	4,284
Other	211	(507)	(897)	134	104	(1,927)

GAAP amounts	$21,252	$15,311	$20,700	$154,562	$123,484	$59,330

     The Company’s insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior approval from their respective state insurance departments. For 2005, $10,067,000 in dividends is available to be paid to the Company from insurance subsidiaries without prior approval. Property and casualty insurance companies are subject to certain Risk-Based Capital (RBC) requirements as specified by the NAIC. Under those requirements, the amount of capital maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 2004, each of the Company’s insurance subsidiaries exceeds the RBC requirements.

12. Cash Flow Hedge

     The Company maintains a $190,000,000 variable rate revolving credit agreement with a group of banks (Note 6), which subjects the Company to exposures from fluctuations in interest rates under the agreement. Effective November 1, 2001, the Company purchased an interest rate cap and sold an interest rate floor in a combined derivative instrument known as a zero-cost collar (derivative), which has been designated as a hedge of variable cash flows associated with interest rate increases above the 30-day LIBOR rate of 5.05% on a notional amount of $50,000,000 (cap) and interest rate decreases below the 30-day LIBOR rate of 5.05% on a notional amount of $25,000,000 (floor). This derivative instrument requires monthly settlements whereby the Company pays the difference between the current 30-day LIBOR rate and the floor of 5.05% on $25,000,000 and receives the excess of the 30-day LIBOR rate over the cap of 5.05% on $50,000,000. At December 31, 2004, the 30-day LIBOR rate in effect was 2.39%, which resulted in an increase to the monthly interest payments of approximately $65,000. The derivative expires on November 1, 2005.

     The Company has designated this derivative instrument as a cash flow hedge in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133”. The credit risk associated with this contract is limited to the uncollected interest payments and the fair market value of the derivative to the extent it has become favorable to the Company. In accordance with SFAS No. 133, as amended, the Company recorded a liability representing the fair market value of the derivative instrument based on a quoted market price of such instrument as of December 31, 2004 of $446,000, which is included in other liabilities in the accompanying financial statements. During 2004, the Company paid $922,000 under this contract, which was transferred net of taxes of $323,000, from other comprehensive income to interest expense and income tax expense, respectively. As of December 31, 2003, the Company recorded a liability of $1,366,000, which is included in other liabilities in the accompanying financial statements. During 2003, the Company paid $969,000 under this contract, which was transferred net of taxes of $339,000, from other comprehensive income to interest expense and income tax expense, respectively. Additionally, in 2003, the Company recorded an unrealized loss of $374,000, net of deferred taxes of $202,000 that is included in other comprehensive income in the accompanying financial statements. During 2002, the Company paid $824,000 under this contract, which is recorded in interest expense and also recorded an unrealized loss of $1,259,000, net of deferred taxes of $674,000, which are included in other income and other comprehensive income, respectively, in the accompanying financial statements.

13. Commitments and Contingencies

     Commitments

     The Company leases various office space and equipment. Total rent expense was approximately $7,786,000, $6,248,000 and $5,710,000 in 2004, 2003 and 2002, respectively. Approximate future minimum lease commitments for leases having an initial or remaining term of more than one year are as follows at December 31, 2004:

	Capital	Operating
	Leases	Leases
	(In thousands)
2005	$1,499	$8,764
2006	1,419	5,115
2007	1,099	3,328
2008	164	1,214
2009	—	200

Total minimum lease payments	4,181	$18,621

Less amount representing interest	409

Present value of minimum lease payments	$3,772

     Contingencies

     Baton Rouge Facility. The Company currently leases a facility in Baton Rouge, Louisiana for its administrative and customer service center. This lease is scheduled to mature in April 2008. The Company plans to expand its administrative and customer service operations to support its future growth and, in conjunction with these plans, the Louisiana Local Government Environmental and Community Development Authority (“Authority”) will construct a new facility (“Facility”) and the Company will, in turn, lease the Facility from the Authority. On October 29, 2004, the Company and certain of its subsidiaries invested $10,000,000 in Louisiana Taxable Lease Revenue Bonds (“Bonds”) in order to provide the Authority with funds to finance the acquisition of land and the construction of the Facility. Under the terms of the agreements, the ownership of the Facility will transfer to the company and the lease will expire upon the full repayment of all principal and interest related to the Bonds, which have a scheduled maturity of June 1, 2024. Construction of the Facility is expected to begin in the summer of 2005.

     In a related transaction, the Louisiana Economic Development Corporation (“Corporation”) granted the Company an Economic Development Award in the amount of $1,837,000 to be used in the construction of a new facility in Baton Rouge. Under the Economic Development Award agreement, the Company must fulfill certain commitments for employees and payroll. In the event the Company does not meet these commitments, all or a portion of the award may be required to be returned to the Corporation.

     Litigation. The Company is named as defendant in various legal actions including four putative securities class actions filed in early 2005 and others arising in the ordinary course of business. Estimates of losses from legal actions pertaining to claims made under insurance policies underwritten by the Company are included in loss and loss adjustment expense reserves. The securities lawsuits are in the early stages and the ultimate outcome is uncertain. Management believes that the resolution of all other actions will not have a material adverse effect on the Company’s financial position or results of operations.

     SEC Inquiry. The Company received a letter in March 2005 from the Securities and Exchange Commission (“SEC”) indicating that it is conducting an informal inquiry relating to the Company’s quarterly loss reserve analysis. The Company is fully cooperating with the SEC in response to its request for information.

14. Fair Value of Financial Instruments

     The following methods and assumptions are used by the Company in estimating the fair value disclosures for financial instruments:

     Debt Securities - Additional fair value disclosures for debt securities are included in Note 2.

     Short-Term Investments - The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

     Finance Receivables, Net - Fair value of finance receivables, which approximates carrying value, was estimated using projected cash flows, discounted at the weighted-average rates currently being offered for similar finance receivables. Cash flows were based on contractual payment terms adjusted for delinquencies and losses.

     Reinsurance Balances Receivable and Reinsurance Balances Payable - The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

     Notes payable - The carrying values reported in the accompanying balance sheets for these financial instruments were estimated using projected cash flows, discounted at rates currently being offered for similar notes.

     The carrying values and fair values of certain of the Company’s financial instruments as of December 31 were as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)
Assets
Debt securities available-for-sale	$334,816	$334,816	$264,998	$264,998
Short-term investments	1,663	1,663	1,322	1,322
Finance receivables, net	214,180	214,180	201,271	201,271
Reinsurance balances receivable	35,671	35,671	57,472	57,472
Liabilities
Reinsurance balances payable and funds held	33,996	33,996	62,233	62,233
Notes payable	135,626	135,626	148,946	148,946
Capital lease obligations	3,772	3,772	4,556	4,556

15. Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	2004	2003	2002
	(In thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$53,985	$42,747	$30,476
Dividends paid to preferred shareholders	—	639	1,041

Income for purposes of computing diluted earnings per common share	$53,985	$43,386	$31,517

Denominator:
Weighted average common shares outstanding	22,114.9	15,609.4	13,264.5
Dilutive stock options	572.3	712.1	204.6
Dilutive warrants	—	84.3	—
Dilutive preferred stock	—	3,273.8	5,264.0

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	22,687.2	19,679.6	18,733.1

Basic earnings per common share	$2.44	$2.74	$2.30

Diluted earnings per common share	$2.38	$2.20	$1.68

16. Acquisitions

     On January 30, 2004, the Company acquired an inactive life insurance company for a total purchase price of $7,330,000 of which approximately $1,348,000 was attributable to goodwill. The assets of this life insurance company consist of licenses to conduct life and/or accident and health insurance business in 43 states and the District of Columbia and debt securities.

     Effective November 1, 2003, the Company acquired from LR3 Enterprises, Inc., Maitland Underwriters, Inc., and each of the Cash Register Auto Insurance Agencies, Friendly Auto Insurance Agencies, and Insurance Options Agencies the assets of 42 offices used to conduct their automobile insurance agency business in the State of Florida. The purchase price was $13,792,000, which resulted in approximately $13,400,000 of goodwill.

17. Subsequent Event

     During January 2005, the Company acquired certain assets of All American General Agency, Inc., operating primarily under the name AMCO, and two other insurance agencies operating through 82 sales offices in the state of Texas. The assets acquired included customer records and renewal rights and the operating assets of the sales offices used to conduct their agency business. The total purchase price, which is almost entirely expected to be recorded as goodwill, was $5,380,000 and may be increased by a future contingent payment of up to $500,000.

     On January 31, 2005, the Company announced that its Board of Directors approved the repurchase of up to $20,000,000 of its outstanding common stock.

18. Quarterly Financial Data (unaudited)

     Quarterly results of operations for 2004 and 2003 are summarized as follows:

			Basic	Diluted
	Total	Net	Earnings	Earnings		Stock Price (2)
	Revenues	Income	Per Share (1)	Per Share (1)	High (3)	Low (3)	Close (3)
	(In thousands, except per share amounts)
2004
Q1	$111,608	$15,018	$0.70	$0.67	$36.20	$30.64	$36.20
Q2	120,591	16,018	0.72	0.70	37.18	32.06	32.24
Q3	123,762	14,348	0.64	0.63	32.72	27.61	28.92
Q4	125,130	8,601	0.38	0.38	32.65	27.90	32.10

	$481,091	$53,985	$2.44	$2.38	$37.18	$27.61	$32.10

2003
Q1	$69,048	$9,810	$0.80	$0.56	*	*	*
Q2	75,700	10,134	0.82	0.58	*	*	*
Q3	81,092	11,736	0.70	0.58	$26.69	$23.01	$25.07
Q4	91,277	11,412	0.53	0.51	33.78	25.00	33.10

	$317,117	$43,092	$2.74	$2.20	$33.78	$23.01	$33.10

(1)	As a result of rounding and weighted averages, the total of the four quarters’ earnings per share may not equal the earnings per share for the full year.

(2)	The Company’s Common Shares are listed on the NASDAQ National Market under the symbol of “DRCT”.

(3)	Stock prices (high, low, close) for third quarter 2003 are from August 11, 2003 to September 30, 2003 and for the full year 2003 are from August 11, 2003 to December 31, 2003.

*	Information is not meaningful since prior to August 11, 2003 the Company’s stock was not publicly traded.

19. Recently Issued Accounting Pronouncements

     The Company reviews recent accounting pronouncements issued by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, Emerging Issues Task Force, and Staff Accounting Bulletins issued by the United States Securities and Exchange Commission to determine the potential impact on the Company’s financial statements. Based on its review, the Company has determined that the majority of these recently issued accounting standards either do not apply to the Company or will not have a material impact on its financial statements. However, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which will effect the manner in which the Company accounts for its share-based payment arrangements, including stock options. Accordingly, effective July 1, 2005, the Company will be required to expense the cost resulting from all share-based payment arrangements in its financial statements. The Company is currently in the process of determining the impact this standard will have on its financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in the reports the Company files or submits under the Exchange Act is made known to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2004. Based upon this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Management’s Report on Internal Control is included on page 54 of this Form 10-K.

     Ernst & Young LLP, the Company’s independent registered public accounting firm that audited the financial statements in this Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. This attestation report is included on page 55 of this Form 10-K.

Item 9B. Other Information.

     None.

PART III

     All of the information called for by Part III of this report is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements — The following consolidated financial statements and supplementary data of the Registrant and its subsidiaries included in Part II, Item 8 in the Registrant’s 2004 Annual Report are incorporated by reference:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — For the Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets — As of December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity — For the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules — The following financial statement schedules of the Registrant and its subsidiaries, Report of Independent Registered Public Accounting Firm and Consent of Independent Registered Public Accounting Firm are included in Item 15(d):

Schedule I — Summary of Investments — Other Than Investments in Related Parties

Schedule IV — Reinsurance

Schedule V — Valuation and Qualifying Accounts

Schedule VI — Supplemental Information Concerning Property and Casualty Insurance Operations

Report of Independent Registered Public Accounting Firm

Consent of Independent Registered Public Accounting Firm

No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

(a)(3) List of exhibits:

3.1	Second Amended and Restated Charter of Direct General Corporation incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.

3.2	Amended and Restated Bylaws of Direct General Corporation incorporated herein by reference to Exhibit 3.2 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.

4.1	Specimen stock certificate representing the common stock, no par value per share of Direct General Corporation incorporated herein by reference to Exhibit 4.1 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003.

10.1	Employment Agreement by and between Direct General Corporation and William C. Adair, Jr. dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.1 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.2	Employment Agreement by and between Direct General Corporation and Jacqueline C. Adair dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.2 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.3	Employment Agreement by and between Direct General Corporation and Tammy R. Adair dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.3 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.4	Employment Agreement by and between Direct General Corporation and William J. Harter dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.4 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.5	Employment Agreement by and between Direct General Corporation and Barry D. Elkins dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.5 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.6	Direct General Corporation 1996 Employee Stock Incentive Plan incorporated herein by reference to Exhibit 10.6 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.

10.7	Direct General Corporation 2003 Equity Incentive Plan incorporated herein by reference to Exhibit 10.7 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.

10.8	Excess of Liability Reinsurance Agreement between Direct General Insurance Company and State National Specialty Insurance Company dated as of October 1, 2002 incorporated herein by reference to Exhibit 10.12 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.9	Quota Share Reinsurance Agreement between Direct General Insurance Company and State National Specialty Insurance Company dated as of October 1, 2002 incorporated herein by reference to Exhibit 10.13 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.

10.10	Quota Share Reinsurance Agreement between Direct General Insurance Company and Old American County Mutual Fire Insurance Company dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.14 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.11*	Eighth Amended and Restated Loan Agreement by and among Direct General Corporation and certain of its subsidiaries and First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Eighth Amended and Restated Loan Agreement dated as of March 31, 2003 and the Second Amendment to the Eighth Amended and Restated Loan Agreement dated as of May 28, 2003 and the Third Amendment to the Eighth Amended and Restated Loan Agreement dated as of June 30, 2003 and the Fourth Amendment to the Eighth Amended and Restated Loan Agreement dated as of July 17, 2003 incorporated herein by reference to Exhibit 10.15 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003, the Fifth Amendment to the Eighth Amended and Restated Loan Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004, the Sixth Amendment to the Eighth Amended and Restated Loan Agreement dated as of June 30, 2004 and the Seventh Amendment to the Eighth Amended and Restated Loan Agreement dated as of December 3, 2004.

10.12*	Seventh Amended and Restated Pledge and Security Agreement made by Direct General Corporation in favor of First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of March 31, 2003 and the Second Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of May 28, 2003 and the Third Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2003 incorporated herein by reference to Exhibit 10.16 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003, the Fourth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004, the Fifth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2004 and the Sixth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated December 3, 2004.

10.13*	Seventh Amended and Restated Security Agreement by and between Direct General Financial Services, Inc. and First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Seventh Amended and Restated Security Agreement dated as of March 31, 2003 and the Second Amendment to the Seventh Amended and Restated Security Agreement dated as of May 28, 2003 and the Third Amendment to the Seventh Amended and Restated Security Agreement dated as of June 30, 2003 incorporated herein by reference to Exhibit 10.17 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003, the Fourth Amendment to the Seventh Amended and Restated Security Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004, the Fifth Amendment to the Seventh Amended and Restated Security Agreement dated as of June 30, 2004 and the Sixth Amendment to the Seventh Amended and Restated Security Agreement dated as of December 3, 2004.

10.14	Third Amended and Restated Loan Agreement among Direct General Corporation, Direct General Financial Services, Inc., First Tennessee Bank National Association and Hibernia National Bank dated as of October 31, 2002 incorporated herein by reference to Exhibit 10.19 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.15	Florida MGA Agreement between Direct General Insurance Company, Inc. and the Maitland Underwriters dated as of August 16, 1999 incorporated herein by reference to Exhibit 10.22 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.16	Option Agreement between Direct General Insurance Agency, Inc. and LR3 Enterprises, Inc. and Maitland Underwriters, Inc. dated as of August 16, 1999 as amended by the Letter Agreements dated January 9, 2001 and February 20, 2002 incorporated herein by reference to Exhibit 10.23 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.17	Managing General Agency Agreement between Direct General Insurance Agency Inc. and Old American County Mutual Fire Insurance Company dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.24 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.18	Option Agreement between Direct General Insurance Agency, Inc. and All American General Agency, Inc., Guaranteed Insurance Agency, Inc., and certain guarantors described therein dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.25 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.19	Texas Sub-Producers Agreement between Direct General Insurance Agency, Inc. and All American General Agency, Inc. dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.26 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.20	Security Trust Agreement between Direct General Insurance Company and Old American County Mutual Fire Insurance Company and First Tennessee Bank National Association dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.27 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.21	Stock Purchase Agreement and Letter between Direct General Corporation and Mutual Service Casualty Insurance Company dated as of December 2, 2002 incorporated herein by reference to Exhibit 10.28 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.22	Stock Purchase Agreement among Direct General Corporation, New York Life and Health Insurance Company, NYLCare Health Plans, Inc. and Aetna Inc. dated as of June 26, 2003 incorporated herein by reference to Exhibit 10.31 of the Quarterly Report on Form 10-Q filed with the SEC on September 23, 2003.

10.23*	Employment Agreement by and between Direct General Corporation and Kenneth A. Collom dated as of May 20, 2003.

14	Policy on Business Conduct (Code of Ethics) incorporated herein by reference to Exhibit 14 of the Annual Report on Form 10-K filed with the SEC on March 9, 2004.

21*	List of Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.

(b)	Exhibits:

The applicable exhibits are included immediately after the signature pages.

(c)	Financial Statement Schedules:

The applicable financial statement schedules are included immediately after the signature pages.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT GENERAL CORPORATION (Registrant)

March 16, 2005	By:	/s/ William C. Adair, Jr.

Date		(Signature)
	Name:	William C. Adair, Jr.

	Title:	Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2005	By:	/s/ William C. Adair, Jr.

Date		(Signature)
	Name:	William C. Adair, Jr.
	Title:	Chairman, Chief Executive Officer and President

March 16, 2005	By:	/s/ Jacqueline C. Adair

Date		(Signature)
	Name:	Jacqueline C. Adair
	Title:	Director, Executive Vice President and Chief Operating Officer

March 16, 2005	By:	/s/ Fred H. Medling

Date		(Signature)
	Name:	Fred H. Medling
	Title:	Director

March 16, 2005	By:	/s/ Raymond L. Osterhout

Date		(Signature)
	Name:	Raymond L. Osterhout
	Title:	Director

March 16, 2005	By:	/s/ Stephen L. Rohde

Date		(Signature)
	Name:	Stephen L. Rohde
	Title:	Director

March 16, 2005	By:	/s/ Barry D. Elkins

Date		(Signature)
	Name:	Barry D. Elkins
	Title:	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE I. SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2004

			Amount at
			Which Shown in
			the Balance
Type of Investment	Cost	Value	Sheet
	(In thousands)
Available-for-sale fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$52,289	$51,918	$51,918
States, municipalities, and political subdivisions	62,528	63,749	63,749
Public utilities	13,561	13,633	13,633
All other corporate bonds	206,392	205,516	205,516

Total fixed maturities	334,770	334,816	334,816

Short-term investments	1,663	1,663	1,663

Total investments	$336,433	$336,479	$336,479

DIRECT GENERAL CORPORATION (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Operations

	For the Years Ended December 31,
	2004	2003	2002
		(In thousands)
Revenues
Management fees from non-insurance subsidiaries	$17,690	$18,307	$3,241
Dividends from insurance subsidiaries	1,000	1,000	2,250
Other income	128	70	—

Total revenues	18,818	19,377	5,491
Expenses
General and administrative expenses	978	250	147
Interest expense	—	958	1,071

Total expenses	978	1,208	1,218

Income before income taxes and equity in earnings of subsidiaries	17,840	18,169	4,273
Income tax expense	6,633	6,726	1,100

Income before equity in earnings of subsidiaries	11,207	11,443	3,173
Equity earnings in subsidiaries	42,778	31,649	27,864

Net income	$53,985	$43,092	$31,037

See note to condensed financial statements

DIRECT GENERAL CORPORATION (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	As of December 31,
	2004	2003
	(In thousands)
Assets
Debt securities available-for-sale (amortized cost $3,000 at December 31, 2004)	$3,000	$—
Cash and cash equivalents	747	5,184
Receivables from affiliated companies, net	22,480	9,867
Investment in subsidiaries	215,354	161,143
Income tax recoverable	2,060	—
Other assets	2,465	2,393

Total assets	$246,106	$178,587

Liabilities and shareholders’ equity
Income taxes payable	$—	$536
Deferred income taxes	587	606
Notes payable	—	—
Other liabilities	438	50

Total liabilities	1,025	1,192

Shareholders’ equity
Common stock	109,163	91,853
Retained earnings	136,178	85,735
Accumulated other comprehensive (loss)	(260)	(193)

Total shareholders’ equity	245,081	177,395

Total liabilities and shareholders’ equity	$246,106	$178,587

See note to condensed financial statements

DIRECT GENERAL CORPORATION (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003	2002
		(In thousands)
Net cash provided by operating activities	$8,574	$2,996	$6,024

Investing activities
Investment in subsidiaries	(11,500)	(52,497)	(2,250)
Advance to subsidiary to paydown on credit facility	(13,000)	(7,000)	—
Advance to subsidiary to purchase insurance agency assets	—	(2,500)	—
Dividends received from insurance subsidiaries	1,000	1,000	2,250
Purchase of debt securities available-for-sale	(3,000)	—	—

Net cash used in by investing activities	(26,500)	(60,997)	—

Financing activities
Issuances of common stock	17,031	72,493	—
Proceeds from borrowings	—	—	3,179
Payment of principal on borrowings	—	(10,442)	(1,737)
Payment of preferred stock dividends	—	(345)	(561)
Payment of common stock dividends	(3,542)	(854)	—
Purchase of treasury stock	—	(33)	(4,548)

Net cash provided by (used in) financing activities	13,489	60,819	(3,667)

Net (decrease) increase in cash and cash equivalents	(4,437)	2,818	2,357
Cash and cash equivalents at the beginning of the year	5,184	2,366	9

Cash and cash equivalents at the end of the year	$747	$5,184	$2,366

See note to condensed financial statements

DIRECT GENERAL CORPORATION (PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note to Condensed Financial Statements

1. Basis of Presentation

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Direct General Corporation and Subsidiaries.

In the Direct General Corporation (“Parent Company”) financial statements, the Parent Company’s investment in subsidiaries is stated at cost plus equity in undistributed income of subsidiaries since the date of acquisition, net unrealized gains/losses on the subsidiaries’ debt securities available-for-sale, and other changes in subsidiaries’ accumulated other comprehensive income.

2. Notes Payable

In December 2004, the Parent Company entered into a $30,000,000 revolving credit facility. As of December 31, 2004, no amounts were outstanding or had been drawn on the facility. See Note 6 to consolidated financial statements for a description of this credit facility.

During 2003 and 2002, the Parent Company had a credit facility that was paid off in August 2003. Interest expense under this facility was $950,000 and $1,071,000, in 2003 and 2002, respectively.

3. Capital Stock

See Note 10 to the consolidated financial statements for a description of the Parent Company’s capital structure.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE IV. REINSURANCE

					Percentage
		Ceded to	Assumed from		of Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
			(In thousands)
Year ended December 31, 2004
Life insurance in force	$1,374,490	$—	$—	$1,374,490	0.0%

Premiums earned:
Life insurance	$16,272	$—	$—	$16,272	0.0%
Property and liability insurance	416,305	99,317	39,246	356,234	11.0%

Total premiums earned	$432,577	$99,317	$39,246	$372,506	10.5%

Year ended December 31, 2003
Life insurance in force	$1,013,010	$—	$—	$1,013,010	0.0%

Premiums earned:
Life insurance	$10,596	$—	$—	$10,596	0.0%
Property and liability insurance	360,292	166,380	24,021	217,933	11.0%

Total premiums earned	$370,888	$166,380	$24,021	$228,529	10.5%

Year ended December 31, 2002
Life insurance in force	$560,300	$—	$—	$560,300	0.0%

Premiums earned:
Life insurance	$5,760	$—	$—	$5,760	0.0%
Property and liability insurance	270,338	139,328	8,205	139,215	5.9%

Total premiums earned	$276,098	$139,328	$8,205	$144,975	5.7%

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to					Balance at
	Beginning of	Costs and	Charged to				End of
Description	Period	Expenses	Other Accounts		Deductions		Period
	(In thousands)
Year ended December 31, 2004
Allowance for finance receivable losses	$5,942	$—	$7,270	(a)	$(7,038	)(c)	$6,174
Provision for return ceding commissions	3,091	(1,955)	—		—		1,136
Provision for return commissions and service fees	4,929	—	53	(b)	—		4,982

Year ended December 31, 2003
Allowance for finance receivable losses	$5,010	$—	$6,962	(a)	$(6,030	)(c)	$5,942
Provision for return ceding commissions	4,960	(1,869)	—		—		3,091
Provision for return commissions and service fees	2,623	—	2,306	(b)	—		4,929

Year ended December 31, 2002
Allowance for finance receivable losses	$4,811	$—	$5,346	(a)	$(5,147	)(c)	$5,010
Provision for return ceding commissions	4,048	912	—		—		4,960
Provision for return commissions and service fees	1,828	—	795	(b)	—		2,623

(a)	provision for finance receivable losses charged to finance income

(b)	provision for return commissions and administrative fees charged to commission and service fee income

(c)	charge-offs, net of recoveries

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE VI. SUPPLEMENTAL INFORMATION

							Claims and Claim		Amortization
	Deferred	Reserves for	Discount,				Adjustment Expenses		of Deferred	Paid Claims
	Policy	Unpaid	if any,			Net	Incurred Related to		Policy	and Claim
Affiliation with	Acquisition	Claims and	Deducted	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Written
Registrant	Costs	Adjustment	In Col. C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Premium
					(In thousands)
Consolidated property — casualty entities:
December 31, 2004	$12,202	$124,128	$0	$214,426	$356,234	$10,224	$273,771	$6,497	$31,633	$253,152	$391,023

December 31, 2003	$11,012	$112,108	$0	$206,490	$217,932	$6,350	$166,866	$309	$25,287	$150,707	$281,526

December 31, 2002	$8,165	$86,658	$0	$169,148	$139,215	$5,050	$105,575	$(5,492)	$21,060	$79,315	$173,360