Form 10-Q
period 2005-03-31
DIRECT GENERAL CORP
filed 2005-05-10
CIK 1023031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,745,097 shares of common stock, no par value, at May 9, 2005.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share amounts)
Revenues
Premiums earned	$101,913	$83,007
Finance income	12,171	12,761
Commission and service fee income	14,267	13,495
Net investment income	3,329	2,276
Net realized gains on securities and other	31	69

Total revenues	131,711	111,608

Expenses
Insurance losses and loss adjustment expenses	75,882	60,825
Selling, general and administrative costs	32,784	25,240
Interest expense	1,310	1,352

Total expenses	109,976	87,417

Income before income taxes	21,735	24,191
Income tax expense	8,152	9,173

Net income	13,583	15,018

Net income available to common shareholders	$13,583	$15,018

Earnings per Share
Basic earnings per common share	$0.61	$0.70

Diluted earnings per common share	$0.61	$0.67

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2005	2004
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $337,091 and $334,770 at March 31, 2005 and December 31, 2004, respectively)	$331,728	$334,816
Short-term investments	2,022	1,663

Total investments	333,750	336,479
Cash and cash equivalents	117,719	70,988
Finance receivables, net	256,687	214,180
Reinsurance balances receivable	34,832	35,671
Prepaid reinsurance premiums	31,208	29,544
Deferred policy acquisition costs	14,771	12,666
Income taxes recoverable	—	7,177
Deferred income taxes	22,705	20,040
Property and equipment	16,471	15,823
Goodwill, net	26,943	22,188
Other assets	23,597	22,696

Total assets	$878,683	$787,452

Liabilities and Shareholders’ Equity

Loss and loss adjustment expense reserves	$122,728	$124,858
Unearned premiums	266,376	223,303
Reinsurance balances payable and funds held	37,657	33,996
Accounts payable and accrued expenses	15,323	11,949
Income taxes payable	673	—
Notes payable	173,286	135,626
Capital lease obligations	3,460	3,772
Other liabilities	14,167	8,867

Total liabilities	633,670	542,371

Shareholders’ equity
Common stock, no par; authorized shares – 100,000.0; issued shares – 21,997.5 and 22,360.0 at March 31, 2005 and December 31, 2004, respectively	99,791	109,163
Retained earnings	148,869	136,178
Accumulated other comprehensive (loss) income:
Net unrealized (depreciation) appreciation on investment securities	(3,486)	30
Net loss on cash flow hedge	(161)	(290)

Total shareholders’ equity	245,013	245,081

Total liabilities and shareholders’ equity	$878,683	$787,452

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Operating activities
Net income	$13,583	$15,018
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on securities and other	(31)	(69)
Depreciation and amortization	1,616	1,331
Deferred income taxes	(841)	(1,983)
Changes in operating assets and liabilities:
Finance receivables	(42,507)	(52,513)
Reinsurance balances receivable	839	(7,614)
Prepaid reinsurance premiums	(1,664)	309
Deferred policy acquisition costs	(2,105)	(667)
Income taxes recoverable/payable	7,850	7,595
Loss and loss adjustment expense reserves	(2,130)	714
Unearned premiums	43,073	54,051
Reinsurance balances payable and funds held	3,661	6,321
Accounts payable and accrued expenses	3,374	(690)
Other	4,400	(4,608)

Net cash provided by operating activities	29,118	17,195

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	22,132	54,504
Purchase of debt securities available-for-sale	(24,766)	(67,775)
Payable for securities	625	8,680
Net purchases of short-term investments	(359)	(309)
Purchase of property and equipment, net	(2,220)	(1,678)
Purchase of insurance agency assets	(4,799)	—
Purchase of life insurance company	—	(7,330)

Net cash used in investing activities	(9,387)	(13,908)

Financing activities
Repurchase of common stock	(9,999)	—
Issuance of common stock	543	425
Net proceeds from borrowings	37,800	28,000
Payment of principal on borrowings	(452)	(404)
Payment of dividends on common stock	(892)	(861)

Net cash provided by financing activities	27,000	27,160

Net increase in cash and cash equivalents	46,731	30,447
Cash and cash equivalents at beginning of period	70,988	87,342

Cash and cash equivalents at end of period	$117,719	$117,789

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

2. Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3. Acquisitions

     During January 2005, the Company acquired certain assets of All American General Agency, Inc., operating primarily under the name AMCO, and the assets of two other insurance agencies, collectively operating through 82 sales offices in the state of Texas. The assets acquired included customer records and renewal rights and the operating assets of the sales offices used to conduct their agency business. The total purchase price, the majority of which is recorded as goodwill, was $5,380,000 and may be increased by a future contingent payment of up to $500,000. The acquisition of the 82 sales offices increased the Company’s future minimum lease commitments having an initial or remaining term of more than one year by approximately $3.1 million.

4. Common Stock Repurchase

     On January 31, 2005, the Company announced that its Board of Directors approved the repurchase of up to $20,000,000 of its outstanding common stock. As of March 31, 2005, the Company had repurchased 493,350 shares of its outstanding common stock for an aggregate price of approximately $10,000,000.

5. Notes Payable

     The Company maintains a revolving credit facility with a consortium of banks to fund the working capital of the Company’s premium finance operations. On July 1, 2004, the Company renewed its $190.0 million revolving credit facility under substantially similar terms and extended its maturity for an additional three-year period to June 30, 2007. As of March 31, 2005, the amount outstanding under the facility was $173.0 million. The Company also has a $30.0 million revolving credit facility available to support its operations and strategic initiatives. No amounts were outstanding under this facility as of March 31, 2005.

6. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$13,583	$15,018

Denominator:
Weighted average common shares outstanding	22,272.3	21,503.0
Dilutive stock options	125.6	834.1

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	22,397.9	22,337.1

Basic earnings per common share	$0.61	$0.70

Diluted earnings per common share	$0.61	$0.67

7. Stock Options

     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. The Company generally grants employee stock options at an exercise price equal to the market price at the date of grant. Employee stock options granted at less than the market price at the date of grant and options granted to non-employees are expensed. During the first quarter of 2005, the Company recorded $84,000 of expense related to options granted to both employees and non-employees to purchase 115,000 shares at an exercise price of $31.00 per share that was less than the current market price at the time of grant.

     If the Company had elected to recognize stock compensation expense based on the fair value of stock options at the grant date, as prescribed by SFAS 123, net income available to common shareholders and basic and diluted earnings per share would have been reported as presented in the following table.

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Net income available to common shareholders, as reported	$13,583	$15,018
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(218)	(252)

Net income available to common shareholders, pro forma	$13,365	$14,766

Income for purposes of computing diluted earnings per share common, as reported	$13,583	$15,018
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(218)	(252)

Income for purposes of computing diluted earnings per share common, pro forma	$13,365	$14,766

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Earnings per share
Basic – as reported	$0.61	$0.70

Basic – pro forma	$0.60	$0.69

Diluted – as reported	$0.61	$0.67

Diluted – pro forma	$0.60	$0.66

8. Contingencies

     The Company is named as defendant in various legal actions arising in the ordinary course of business. During the first quarter of 2005, the Company and certain of our officers and directors were named as defendants in six purported securities class action lawsuits and six shareholder derivative class actions. The Company intends to vigorously defend each of these lawsuits. However, all litigation is unpredictable and the ultimate outcome of these cases is uncertain. These matters are in their early procedural stages, and thus the Company is unable to predict the likelihood or range of our potential liability or the potential financial impact on our future operations, if we are not able to successfully defend these cases.

9. Subsequent Events

     In April 2005, the Company signed a purchase agreement to acquire a property and casualty company the assets of which consist of licenses to conduct property and casualty business in 38 states and the District of Columbia and debt securities. The proposed acquisition is pending regulatory approval. The purchase price is estimated to be $10.3 million of which approximately $4.3 million is expected to be allocated to the value of the licenses and recorded as goodwill.

10. Recent Accounting Pronouncements

     The Company periodically reviews recent accounting pronouncements issued by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, Emerging Issues Task Force, and Staff Accounting Bulletins issued by the United States Securities and Exchange Commission to determine the potential impact on the Company’s financial statements. Based on its most recent review, the Company has determined that the majority of these recently issued accounting standards either do not apply to the Company or will not have a material impact on its financial statements. However, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which will affect the manner in which the Company accounts for its share-based payment arrangements, including stock options. Accordingly, effective January 1, 2006, the Company will be required to expense the cost resulting from all share-based payment arrangements in its financial statements. The Company is currently in the process of determining the impact this standard will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s discussion presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is available in the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Overview of Operating Results

     Net income decreased 9.3% to $13.6 million or $0.61 per share, on a diluted basis, for the three months ended March 31, 2005, as compared to net income of $15.0 million or $0.67 per share, on a diluted basis, in the first quarter of 2004. The annualized return on average equity was 22% during the first quarter, which exceeds our stated long-term objective of 20%. The first quarter results included a slightly higher loss ratio and higher expense ratios. The higher expense ratio was impacted by an increase in operating expenses of approximately $2.4 million from our expansions in Texas, Missouri and Virginia, as compared to the prior year quarter. The increases in costs were partially offset by a $1.0 million increase in net investment income. For the quarter, gross premiums written decreased 4.6% to $161.3 million from $169.0 million in the same period in 2004, including a decrease of approximately $2.2 million associated with the reduction in premiums in the Miami, Florida market. We experienced an increase in renewal policies over the prior year quarter, which partially offset the decrease in new business policies.

Summary of Key Measures of Financial Results

     The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information provided is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Three Months Ended
	March 31,
			%
($ in millions)	2005	2004	Change
	(Unaudited)

Selected Financial Data
Gross premiums written	$161.3	$169.0	(4.6)
Ancillary income	26.5	26.3	0.8
Net investment income	3.3	2.3	43.5

Gross revenues	$191.1	$197.6	(3.3)

Ceded premiums written	(18.0)	(31.7)	(43.2)
Change in net unearned premiums	(41.4)	(54.3)	(23.8)

Total revenues	$131.7	$111.6	18.0

Net income	$13.6	$15.0	(9.3)

Key Financial Ratios
Loss ratio – net	74.5%	73.3%
Expense ratio – net	7.5%	0.4%

Combined ratio – net	82.0%	73.7%

Ancillary income to net operating expenses	77.7%	98.7%

Explanation of Key Measurers

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

     Seasonality. The months of February and March generally represent some of the highest premium production months of the year as many of our customers have more disposable cash as a result of income tax refunds. As a result, gross premiums written are generally the highest during the first quarter of the year. Typically, the Company generally experiences its lowest level of gross premiums written during the second quarter of the year as cancellations on the business written in the first quarter occur. Since the majority of our business is financed, finance receivables and unearned premiums increase during the first quarter. In addition, there are corresponding increases in notes payable and cash as our premium finance subsidiaries draw on the revolving line of credit with our banks to settle balances due to our insurance subsidiaries. Since these settlements occur at the end of the month, our insurance subsidiaries hold a high level of cash that has yet to be permanently invested in the long term portfolio.

Results of Operations

Revenues

Premiums

     The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	Three Months Ended
	March 31,
			%
($ in millions)	2005	2004	Change
	(Unaudited)
Gross premiums written
Florida	$78.1	$83.9	(6.9)
Tennessee	22.3	23.4	(4.7)
Georgia	10.6	12.3	(13.8)
Louisiana	11.8	12.5	(5.6)
Mississippi	10.0	10.1	(1.0)
Texas	8.5	7.0	21.4
All other states	20.0	19.8	1.0

Gross premiums written	$161.3	$169.0	(4.6)
Ceded premiums written	(18.0)	(31.7)	(43.2)

Net premiums written	$143.3	$137.3	4.4

Gross premiums earned	$118.2	$115.0	2.8
Ceded premiums earned	(16.3)	(32.0)	(49.1)

Net premiums earned	$101.9	$83.0	22.8

Net premiums written to gross premiums written	88.8%	81.2%
Gross premiums earned to gross premiums written	73.3%	68.0%
Net premiums earned to net premiums written	71.1%	60.5%

     Gross premiums written decreased $7.7 million or 4.6% for the three months ended March 31, 2005 compared to the first quarter of 2004. For the first quarter of 2005, gross premiums written from the sale of our core non-standard automobile insurance business decreased 5.5% to $154.0 million while gross premiums written from the sale of our term life insurance business increased 21.7% to $7.3 million as compared to the first quarter of 2004. Gross premiums earned, a function of gross premiums written over the current and prior periods, increased 2.8% to $118.2 million in first quarter of 2005 versus the same period in 2004.

     The decrease in gross premiums written included a decrease of approximately $2.2 million related to our decision, in October 2004, to cease writing new business policies in the Miami, Florida market. Overall, new business policies issued decreased by approximately 7%, which included the decrease in Miami new business that was partially offset by a 20% increase in renewal policies issued. We believe that the majority of the decrease in new business policies, outside Miami, was related to the increased competition for this business as reflected by the volume of calls to our Baton Rouge call center being down from the same period in 2004. However, we have seen an increase in the conversion rate of quotes to policies issued, which partially offset the decline in call volume.

     We believe that the number of nonstandard and standard automobile insurers that heavily use both television and radio advertising media have substantially increased in recent months, which contributed to our reduced call volume. We believe that this increased competition for media advertising has impacted the effectiveness of our advertising approach that has historically focused on a saturation of daytime network television complemented by yellow-page advertising. We also believe that a number of larger, national carriers that have predominantly operated in the standard market, are having some success in attracting a portion of our customer base as they have directly or indirectly expanded their target market to include a portion of the nonstandard market through their increased media advertising. One of the trends that we are closely monitoring is our mix of full coverage business, which includes physical damage coverage, as opposed to liability only policies. In certain states, particularly North and South Carolina, we have started to see a decline in the percentage of full coverage business, which we believe may be indicative of a portion of our customer base moving to the standard carriers.

     Consistent with our ongoing review of rates by coverage and state, we plan to make minor adjustment to our rates in certain states in an effort to improve our new business growth and stabilize our mix of full coverage versus liability only business. In response to the increased competition, we have recently hired a national advertising company to assist us in developing new marketing strategies to address the changing competitive landscape in many of our existing markets. We initially expect to test these new strategies in Tennessee and, if they are successful, we plan to implement them in our other existing states shortly thereafter.

     Gross premiums written in Texas increased 21.4% over the first quarter of 2004 largely as a result of our advertising campaigns and the increase in the number of sales offices in this market. In March 2005, we began issuing twelve-month policies in some of our Texas offices. We expect to continue to convert our monthly policies in Texas to annual policies over the remainder of the year. We have started to see a positive impact from our advertising programs in Texas, and our new advertising firm is helping us develop a campaign to specifically target the Hispanic market in Texas.

     The growth in net premiums written and earned is a function of gross premiums written and earned less ceded premiums written and earned. We continued to increase our retention of our business during the first quarter of 2005 and, as a result, the ratio of net premiums written to gross premiums written increased to 88.8% as compared to 81.2% in the first quarter of 2004. We expect to retain 88% to 90% of our gross premiums written in 2005.

     We are actively pursuing a number of initiatives to increase our gross revenues. In addition to our new advertising efforts, we are also exploring the possibility of offering our products through alternative distribution channels, including over the Internet and to customers who prefer to operate through the mail. We have been experimenting with Internet sales over the past year in Florida, and we are working to expand this channel in several other states. We also continue to evaluate new insurance products that we believe will be attractive to our customers including renters’, homeowners’ (including mobile homeowners’), motorcycle, boat, and personal watercraft policies. In order to facilitate the future expansion of our Direct General business model into additional states, we recently entered into an agreement to acquire a property and casualty shell insurance company with licenses in 38 states and the District of Columbia. This acquisition, which is currently pending regulatory approval, will provide us with a property and casualty insurance license in these states. The acquisition of these licenses will provide us a valuable tool that will allow us to more efficiently move into new markets. As a result of these growth initiatives and the additional initiatives we expect to introduce during the second quarter and the remainder of the 2005, we are optimistic that our gross revenues should increase during the second half of the year; however, growth is expected to be flat or down slightly throughout the second quarter of 2005.

Ancillary Income

     Ancillary income for the three months ended March 31, 2005 increased 0.8% to $26.5 million compared to the corresponding period in 2004. The majority of this increase was attributable to the success of our Direct prepaid Visa® debit card. We issued more than 57,000 cards during the quarter and revenues from the product were $0.6 million. The increase in revenues from the debit card was largely offset by a $0.6 million reduction in finance income primarily as a result of a decrease in down payments. We expect that the reduction in down payments could negatively impact the level of finance income to gross premiums earned in certain states; however, finance income should be positively impacted from our growth in Texas as we convert more of our Texas policies from monthly policies to annual policies and finance them through our premium finance company.

     The ratio of ancillary income to gross premiums earned was 22.4% and 22.9% for the first quarter of 2005 and 2004, respectively, while the ratio of ancillary income to operating expenses decreased to 77.7% in the 2005 period from 98.7% in the 2004 period. Because operating expenses are net of ceded reinsurance commissions received and we have been reducing our level of reinsurance, our net operating expenses have increased resulting in a lower ratio of ancillary income to operating expenses.

Net Investment Income

     Net investment income was $3.3 million for the three months ended March 31, 2005 compared to $2.3 million for the first quarter of 2004. The increase was due primarily to an increase in average invested assets and a slightly higher investment yield as a result of the increasing interest rate environment and slightly longer portfolio duration. Average invested assets increased 24.0% to $329.5 million in the first quarter of 2005 from $265.7 million in the first quarter of 2004. The average investment yield increased to 4.0% in the first quarter of 2005 from 3.5% in the corresponding period in 2004.

Realized Gains on Securities and Other

     We realized no gross gains and gross losses of $0.3 million on the sale of securities for the three months ended March 31, 2005. Comparatively, we realized gross gains on debt securities of $0.2 million and gross losses of $0.2 million for the comparable period in 2004. There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities still held during these periods.

     In the first quarter of 2005, we also realized gross gains of $0.4 million and gross losses of $0.5 million on closed contracts in our trading portfolio. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized gains on securities and other” in our condensed consolidated statement of operations. During the quarter, the market value on open contracts increased by $0.4 million, which was included in “net realized gains on securities and other.” As of March 31, 2005, we had open contracts with gross unrealized gains of $0.5 million and gross unrealized losses of $0.2 million.

Expenses

Insurance Losses and Loss Adjustment Expenses

     Insurance losses and loss adjustment expenses increased to $75.9 million for the three months ended March 31, 2005 from $60.8 million for the same period in 2004. The majority of this increase was related to the increase in net premiums earned. Net loss ratios for the first quarter of 2005 and 2004 were 74.5% and 73.3%, respectively. The Company’s quarterly analysis of reserves resulted in an increase to prior year reserves of $0.8 million, which increased the net loss ratio by 0.8 points in the first quarter of 2005. The increase in prior period reserves was primarily associated with the last two accident quarters of 2004 and was a result of an increase in the expected average ultimate payments on personal injury protection “PIP” claims in Florida and increases in expected frequency and severity of physical damage claims, primarily in Tennessee and Georgia. The increase was partially offset by redundancy in bodily injury reserves for Tennessee and Louisiana, as a result of a decrease in estimates of ultimate expected frequency. During the first quarter of 2004, the Company’s development on prior years’ reserves increased the net loss ratio by 0.4 points. The net loss ratios, excluding the impact of the adjustments to prior years’ reserves, were 73.7% and 72.9% for the three months ended March 31, 2005 and 2004, respectively. During the first quarter of 2005, losses from hail storms that primarily hit Mississippi, Florida, and Georgia increased the Company’s loss ratio by 0.5 points. The impact of catastrophic losses in the first quarter of 2004 was minimal.

     Our first quarter actuarial review indicated some improvement in the PIP loss ratio in Florida for accidents that occurred during the first quarter of 2005, primarily as a result of our decision, in October 2004, to stop writing new business policies in the Miami market. Since October 2004, the number of exposures in this market has decreased nearly 40% and the exposures should continue to decrease over the next two quarters. However, we continue to be cautious about PIP frequency trends increasing in other areas of the state, which could indicate increasing fraud activity. Accordingly, we are closely tracking our PIP frequency trends throughout the State, especially in larger metropolitan areas such as Tampa and Ft. Lauderdale, where the most recent data reflects an increase in reported claims frequency. As in the past, our claims staff continues to actively identify and refer suspicious claims to our special investigations unit to detect potential fraud.

Operating Expenses

     Operating expenses increased 28.2% to $34.1 million for the three months ended March 31, 2005, compared to $26.6 million for the same period of 2004. This increase in operating expenses was higher than the 18.0% increase in total revenues primarily as a result of the increased operating costs associated with the acquisition of the 65 AMCO sales offices and 17 other franchisee sales offices in Texas and the additional salary, rent, and advertising costs associated with our expansion in Missouri and Virginia. Collectively, the operating expenses associated with our expansions represented an increase of approximately $2.4 million over the first quarter of 2004. The increase in operating expenses also reflected a $3.4 million reduction in ceded reinsurance commissions received to $2.3 million in the first quarter of 2005 as compared to the same period in 2004. As a result of the increase in operating costs associated with our expansions in Texas, Missouri, and Virginia and the slower than anticipated growth in the first half of 2005, we expect that our expense ratio will be in the 7% to 8% range for the year.

Income Taxes

     Our effective tax rates were 37.5% and 37.9% for the three-month periods ended March 31, 2005 and 2004, respectively. The slight decrease in our effective tax rate is primarily due to strategies we implemented to reduce our state income taxes.

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

     Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $29.1 million and $17.2 million in the first three months of 2005 and 2004, respectively. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.

Financing and Capital

     During the first quarter of 2005, we repurchased 493,350 shares of our common stock for an aggregate price of approximately $10.0 million. Subsequent to the end of the quarter, we repurchased an additional 252,353 shares for approximately $5.0 million and, under our current plan, expect to repurchase $5.0 million more prior to the end of the second quarter. During the first quarter of 2005, we also paid a common stock dividend totaling $0.9 million.

     As of March 31, 2005, the maximum aggregate amount available under our revolving credit agreement used to support our premium finance operations was $190.0 million and the amount outstanding was $173.0 million. We believe that this facility, which matures on June 30, 2007, is sufficient to support our premium finance operations through the end of the year. Later in the year, we plan to reevaluate the size of the facility based on our growth expectations for 2006.

Reinsurance

     The increased capitalization of our insurance subsidiaires has enabled us to continue to reduce our quota share cession percentage. As a result, we ceded 11.2% of our gross premiums written to reinsurers in the three months ended March 31, 2005 as compared to 18.8% in the first quarter of 2004. Our quota share reinsurance agreement for 2005 also provides for adjustments to the cession percentage during the year. We plan to cede between 10% and 12% of our gross premiums written to reinsurers during 2005.

Investments

     Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available-for-sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of March 31, 2005, our investment portfolio of $331.7 million included $5.4 million in net unrealized losses. The effective duration of our investment portfolio was 4.4 years at March 31, 2005.

     As of March 31, 2005, our investment portfolio included gross unrealized gains of $1.2 million and gross unrealized losses of $6.6 million. During the quarter, net unrealized losses on our investment portfolio increased by $5.4 million, which is included in accumulated other comprehensive income, net of applicable taxes, in the stockholders’ equity section of the balance sheet. Our quarterly procedures include an examination of our investment portfolio for evidence of impairment. The assessment of whether such impairment has occurred is based on management’s evaluation, on an individual security basis, of the underlying reasons for the decline in fair value. In such cases, changes in fair value are discussed with our investment advisors and evaluated to determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. When one of our securities has a decline in fair value that is determined to be other than temporary, we reduce the carrying value of such security to its current fair value as required by GAAP.

     Based upon our analysis, we believe that we will recover all contractual principle and interest payments related to those securities that currently reflect unrealized losses and that we have the ability to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required.

While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to our results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity.

     The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available-for-sale as of March 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in millions)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51.7	$0.1	$1.2	$50.6
Obligations of states and political subdivisions	65.0	0.7	0.5	65.2
Corporate debt securities
Banks and financial institutions	77.7	0.1	1.8	76.0
Credit cards and auto loans	62.6	—	1.4	61.2
Industrial	47.1	0.1	1.0	46.2
Telecommunications	18.0	0.1	0.4	17.7
Utilities and Electric Services	15.0	0.1	0.3	14.8

Corporate debt securities	220.4	0.4	4.9	215.9

Total	$337.1	$1.2	$6.6	$331.7

     The amortized cost and fair value of debt securities available-for-sale as of March 31, 2005, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value

Years to maturity:
One or less	$6.7	$6.8
After one through five	158.5	155.6
After five through ten	108.1	106.4
After ten	63.8	62.9

Total	$337.1	$331.7

     The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of March 31, 2005. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.

     The quality distribution of our investment portfolio as of March 31, 2005 was as follows:

($ in millions)
NAIC	S&P	Amortized		% of Fair
Rating	Rating	Cost	Fair Value	Value

1	AAA	$130.8	$128.8	38.8%
1	AA	34.7	34.4	10.4%
1	A	99.3	97.6	29.4%
2	BBB	34.5	33.8	10.2%
1	Agency	37.8	37.1	11.2%

		$337.1	$331.7	100.0%

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

     The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of March 31, 2005:

	-100 Basis Point		+100 Basis Point
($ in millions)	Change	Fair Value	Change

Debt securities, available for sale	$346.3	$331.7	$317.2

     Short-term investments. We have a managed trading account with a commodities trading company and, as of March 31, 2005, the total fair value of open trades in this account was a $0.3 million gain, which represents less than 1% of our entire investment portfolio. We invest in commodities, primarily cattle futures and swaps. U.S. Treasury securities of $1.7 million, included in short-term investments and cash of $1.4 million, included in cash and cash equivalents, are held as collateral for this account. We recognized a net realized loss of $0.1 million on closed contracts and a $0.4 million gain on open contracts during the first quarter of 2005. Because this is a speculative investment and not a hedge, both the realized gains on closed contracts and the change in the fair value of open contracts are reported as “net realized gains on securities and other” in our consolidated statement of operations.

     Cash and cash equivalents. Our balance in cash and cash equivalents was $117.7 million as of as of March 31, 2005, which was 65.8% higher than the balance of cash held at December 31, 2004. The increase was primarily attributable to the seasonality of the business.

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

     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business – Risks Related to our Business” section of the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.

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

     In the first quarter of 2005, we, and certain of our officers and directors were named as defendants in six putative class action lawsuits filed in the United States District Court for the Middle District of Tennessee. These cases have been consolidated and Lead Plaintiffs have been appointed. Lead Plaintiffs allege that we and certain of our officers and directors made false and misleading statements with respect to liabilities that had been recorded for unpaid losses and loss adjustment expenses. Lead Plaintiffs generally contend that certain legislation in Florida which became effective in October 2003 negatively impacted our business by increasing our liability and risk of litigation and that we failed to timely strengthen our loss reserves to account for this alleged increased risk. Lead Plaintiffs further assert that certain officers and directors sold shares of our stock while they knew of the allegedly negative impact of the legislation but before the reserves were strengthened. Lead Plaintiffs seek to recover damages on behalf of all purchasers of our stock during a class period to be determined and attorneys’ fees on behalf of themselves and others similarly situated.

     Also in the first quarter of 2005, we, our directors and certain of our officers were named in three shareholder derivative actions filed in the United States District Court for the Middle District of Tennessee, which have been consolidated, and three shareholder derivative actions filed in the Chancery Court for the State of Tennessee. These actions assert various claims for breaches of fiduciary duties based upon the same alleged misleading statements and allegations that form the basis of the putative class action described above.

     We intend to vigorously defend these actions. These actions are still in the early procedural stages and the ultimate outcome of these cases is uncertain.

     In addition to legal actions that are incidental to our business, one or more of our subsidiaries has been named as a defendant in a number of currently pending putative class action lawsuits. For descriptions of these legal actions, please see the caption “Business — Legal Proceeding” included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005 and our periodic reports filed with the SEC under the Securities Exchange Act of 1934 since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table summarizes our common stock repurchase activity for the three-month period ended March 31, 2005 and the approximate value of shares of common stock that may yet be repurchased.

Issuer Purchases of Equity Securities

					Total number of	Approximate dollar
					shares purchased as	value of share that may
	Total number of		Average price		part of publicly	yet be purchased
Period	shares purchased		paid per share		announced program	under the program
January 1 to January 31	0		$0.00		0	$20,000,000
February 1 to February 28	283,646	(1)	$19.79	(2)	282,400	$14,411,711
March 1 to March 31	210,950		$20.83		210,950	$10,018,327
Total	494,596	(1)	$20.23	(2)	493,350	$10,018,327

(1)	Includes 1,246 shares of our common stock tendered as payment of the exercise price of options exercised during this period.

(2)	The shares of common stock tendered as payment of the exercise price of the options were valued at $25,082 which was the fair market value on the date of exercise.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT GENERAL CORPORATION
(Registrant)

May 10, 2005	By:	/s/ William C. Adair, Jr.
Date		(Signature)
	Name:	William C. Adair, Jr.
	Title:	Chairman and Chief Executive Officer

May 10, 2005	By:	/s/ Barry D. Elkins
Date		(Signature)
	Name:	Barry D. Elkins
	Title:	Senior Vice President and Chief Financial Officer