Form 10-Q
period 2005-06-30
DIRECT GENERAL CORP
filed 2005-08-09
CIK 1023031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,440,228 shares of common stock, no par value, at August 5, 2005.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands — except per share amounts)

Revenues
Premiums earned	$104,737	$93,297	$206,650	$176,304
Finance income	12,130	12,702	24,301	25,463
Commission and service fee income	11,116	11,980	25,383	25,475
Net investment income	3,546	2,621	6,875	4,897
Net realized (losses) gains on securities and other	(286)	(9)	(255)	60

Total revenues	131,243	120,591	262,954	232,199

Expenses
Insurance losses and loss adjustment expenses	76,485	68,262	152,367	129,087
Selling, general and administrative costs	34,322	25,148	67,106	50,388
Interest expense	1,950	1,539	3,260	2,891

Total expenses	112,757	94,949	222,733	182,366

Income before income taxes	18,486	25,642	40,221	49,833
Income tax expense	6,990	9,624	15,142	18,797

Net income	$11,496	$16,018	$25,079	$31,036

Earnings per Share
Basic earnings per common share	$0.53	$0.72	$1.14	$1.42

Diluted earnings per common share	$0.53	$0.70	$1.14	$1.37

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2005	2004
	(In thousands)

Assets

Investments:
Debt securities available-for-sale at fair value (amortized cost $357,253 and $334,770 at June 30, 2005 and December 31, 2004, respectively)	$356,706	$334,816
Short-term investments	1,623	1,663

Total investments	358,329	336,479
Cash and cash equivalents	110,541	70,988
Finance receivables, net	241,541	214,180
Reinsurance balances receivable	32,102	35,671
Prepaid reinsurance premiums	27,651	29,544
Deferred policy acquisition costs	14,014	12,666
Income taxes recoverable	3,551	7,177
Deferred income taxes	22,393	20,040
Property and equipment	16,686	15,823
Goodwill, net	27,309	22,188
Other assets	22,941	22,696

Total assets	$877,058	$787,452

Liabilities and Shareholders’ Equity

Loss and loss adjustment expense reserves	$126,055	$124,858
Unearned premiums	245,075	223,303
Reinsurance balances payable and funds held	36,452	33,996
Accounts payable and accrued expenses	15,801	11,949
Notes payable	179,202	135,626
Capital lease obligations	3,229	3,772
Other liabilities	22,325	8,867

Total liabilities	628,139	542,371

Shareholders’ equity
Common stock, no par; authorized shares — 100,000.0; issued shares — 21,440.0 and 22,360.0 at June 30, 2005 and December 31, 2004, respectively	89,850	109,163
Retained earnings	159,508	136,178
Accumulated other comprehensive (loss) income:
Net unrealized (depreciation) appreciation on investment securities	(356)	30
Net loss on cash flow hedge	(83)	(290)

Total shareholders’ equity	248,919	245,081

Total liabilities and shareholders’ equity	$877,058	$787,452

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)

Operating activities
Net income	$25,079	$31,036
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on securities and other	255	(60)
Depreciation and amortization	3,334	2,675
Deferred income taxes	(2,256)	(2,406)
Changes in operating assets and liabilities:
Finance receivables	(27,361)	(35,031)
Reinsurance balances receivable	3,569	9,001
Prepaid reinsurance premiums	1,893	11,495
Deferred policy acquisition costs	(1,348)	(934)
Income taxes recoverable/payable	3,626	(6,735)
Loss and loss adjustment expense reserves	1,197	4,011
Unearned premiums	21,773	35,386
Reinsurance balances payable and funds held	2,456	(12,694)
Accounts payable and accrued expenses	3,852	(315)
Other	4,691	(4,486)

Net cash provided by operating activities	40,760	30,943

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	51,409	85,104
Purchase of debt securities available-for-sale	(74,532)	(116,235)
Payable for securities	9,494	1,569
Net sales (purchases) of short-term investments	40	(716)
Purchase of property and equipment, net	(3,863)	(3,297)
Purchase of insurance agency assets	(5,560)	—
Purchase of life insurance company	—	(7,330)

Net cash used in investing activities	(23,012)	(40,905)

Financing activities
Repurchase of common stock	(20,037)	—
Issuance of common stock	557	16,804
Net proceeds from borrowings	43,800	4,066
Payment of principal on borrowings	(766)	(815)
Payment of stock dividends	(1,749)	(1,754)

Net cash provided by financing activities	21,805	18,301

Net increase in cash and cash equivalents	39,553	8,339
Cash and cash equivalents at beginning of period	70,988	87,342

Cash and cash equivalents at end of period	$110,541	$95,681

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations
     Direct General Corporation, headquartered in Nashville, Tennessee, is a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services primarily on a direct basis and primarily in the southeastern United States. Direct General Corporation owns four property/casualty insurance companies, two life/health insurance companies, two premium finance companies, thirteen insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services. (Direct General Corporation and its subsidiaries are sometimes collectively referred to herein as the “Company.”)
2. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
3. Acquisitions
     During January 2005, the Company acquired certain assets of All American General Agency, Inc., operating primarily under the name AMCO, and the assets of two other insurance agencies, collectively operating through 82 sales offices in the state of Texas. The assets acquired included customer records and renewal rights and the operating assets of the sales offices used to conduct their agency business. The total purchase price, the majority of which is recorded as goodwill, was $5.6 million. The acquisition of the 82 sales offices increased the Company’s future minimum lease commitments having an initial or remaining term of more than one year by approximately $3.1 million.
4. Common Stock Repurchase
     On January 31, 2005, the Company announced that its Board of Directors approved the repurchase of up to $20.0 million of its outstanding common stock. As of June 30, 2005, the Company had repurchased 1,055,572 shares of its outstanding common stock for an aggregate price of approximately $20.0 million.
5. Notes Payable
     The Company maintains a $190.0 million revolving credit facility with a consortium of banks to fund the working capital of the Company’s premium finance operations. As of June 30, 2005, the amount outstanding under the facility, which matures on June 30, 2007, was $179.0 million. Direct General Corporation also has a $30.0 million revolving credit facility available to support its operations and strategic initiatives. No amounts were outstanding under this facility as of June 30, 2005.

6. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Numerator:
Net income	$11,496	$16,018	$25,079	$31,036

Denominator:
Weighted average common shares outstanding	21,634.5	22,239.2	21,951.6	21,871.1
Dilutive stock options	48.4	602.5	75.4	718.1

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	21,682.9	22,841.7	22,027.0	22,589.2

Basic earnings per common share	$0.53	$0.72	$1.14	$1.42

Diluted earnings per common share	$0.53	$0.70	$1.14	$1.37

7. Stock Options
     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. The Company generally grants employee stock options at an exercise price equal to the market price at the date of grant. Employee stock options granted at less than the market price at the date of grant and options granted to non-employees are expensed. During the first six months of 2005, the Company recorded $167,000 of expense related to options granted to both employees and non-employees to purchase 115,000 shares at an exercise price of $31.00 per share that was less than the current market price at the time of grant.
     If the Company had elected to recognize stock compensation expense based on the fair value of stock options at the grant date, as prescribed by SFAS 123, net income and basic and diluted earnings per share would have been reported as presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net income, as reported	$11,496	$16,018	$25,079	$31,036
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(213)	(188)	(431)	(440)

Net income, pro forma	$11,283	$15,830	$24,648	$30,596

Income for purposes of computing diluted earnings per share common, as reported	$11,496	$16,018	$25,079	$31,036
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(213)	(188)	(431)	(440)

Income for purposes of computing diluted earnings per share common, pro forma	$11,283	$15,830	$24,648	$30,596

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Earnings per share
Basic — as reported	$0.53	$0.72	$1.14	$1.42

Basic — pro forma	$0.52	$0.71	$1.12	$1.40

Diluted — as reported	$0.53	$0.70	$1.14	$1.37

Diluted — pro forma	$0.52	$0.69	$1.12	$1.35

8. Contingencies
     The Company is named as defendant in various legal actions arising in the ordinary course of business. In addition, the Company and certain of our officers and directors are named as defendants in a putative securities class action lawsuit and two shareholder derivative actions. The Company believes it has meritorious defenses to these actions and intends to vigorously defend each of these lawsuits. However, all litigation is unpredictable and the ultimate outcome of these cases is uncertain. These matters are in their early procedural stages, and thus the Company is unable to predict the likelihood or range of our potential liability or the potential financial impact on our future operations, if we are not able to successfully defend these cases.
9. Subsequent Events
     In April 2005, the Company signed a stock purchase agreement to acquire a property and casualty company, the assets of which consist of debt securities and licenses to conduct property and casualty business in 38 states and the District of Columbia. The proposed acquisition has received regulatory approval and the Company expects the acquisition to close in August 2005. The purchase price is estimated to be $10.3 million, of which approximately $4.3 million is expected to be allocated to the value of the licenses and recorded as goodwill.
     The Company maintains a $190.0 million variable rate revolving credit agreement with a group of banks, which subjects the Company to exposures from fluctuations in interest rates under the agreement. The Company has entered into an Interest Rate Swap agreement effective August 1, 2005, which has been designated as a hedge of variable cash flows associated with interest rate increases above the 30-day LIBOR rate of 4.255% on a notional amount of $50.0 million. This derivative instrument, which expires on August 2, 2010, requires monthly settlements whereby the Company pays the difference between the current 30-day LIBOR rate and the floor of 4.255% and receives the excess of the current 30-day LIBOR rate and the cap of 4.255%.
     On August 2, 2005, the Company announced that its Board of Directors approved the repurchase of up to $30.0 million of its outstanding common stock over the next 18 months. This approval provides management with the discretionary authority to buyback up to $30.0 million of its outstanding common stock in accordance with its capital management strategies.
10. Recent Accounting Pronouncements
     The Company periodically reviews recent accounting pronouncements issued by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, Emerging Issues Task Force, and Staff Accounting Bulletins issued by the United States Securities and Exchange Commission to determine the potential impact on the Company’s financial statements. Based on its most recent review, the Company has determined that the majority of these recently issued accounting standards either do not apply to the Company or will not have a material impact on its financial statements. However, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which will affect the manner in which the Company accounts for its share-based payment arrangements, including employee stock options. Accordingly, effective January 1, 2006, the Company will be required to expense the cost resulting from all share-based payment arrangements in its financial statements. (See Note 7 hereto.) The Company is currently in the process of determining the impact this standard will have on its financial statements.

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
Overview of Operating Results
     Net income for the three months ended June 30, 2005 was $11.5 million or $0.53 per share, on a diluted basis, as compared to net income of $16.0 million or $0.70 per share, on a diluted basis, in the second quarter of 2004. The second quarter results were influenced by an increase in operating expenses largely associated with a decrease in ceding commissions received, increased costs related to our expansions in Texas, Missouri and Virginia, and a decline in gross premiums written in our mature states. Overall, gross written premiums decreased 3.3% to $98.4 million in the second quarter of 2005 from $101.8 million in the same period in 2004, which included a decrease of approximately $1.3 million associated with the Company’s decision, in October 2004, to cease writing new business policies in the Miami, Florida market. For the quarter, gross premiums written in our expansion states increased to $14.9 million from $8.0 million in the corresponding period in 2004, due largely to a shift from issuing monthly policies to annual policies in the state of Texas. Additionally, the market for nonstandard automobile insurance is extremely competitive and we have lost some market share in our mature states, which we believe is generally attributable to the increased advertising by other insurers.
     The loss ratio for the second quarter of 2005 was 73.0%, which represents a slight improvement over the second quarter of 2004. The loss trends in the second quarter reflected the continuing improvement in the personal injury protection coverage in Florida, which we believe is largely related to the reduction in new business exposures in the Miami, Florida market. The second quarter loss ratio includes approximately 0.4 points of net favorable development on reserves for all prior accident quarters.
     For the six months ended June 30, 2005, net income was $25.1 million or $1.14 per share, on a diluted basis, compared to $31.0 million or $1.37 per share in the corresponding period in 2004. The annualized return on average equity for the first six months of the year was 20%, which is consistent with our stated long-term objective.
Summary of Key Measures of Financial Results
     The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information provided is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations.

	(Unaudited)			(Unaudited)
	Three Months Ended			Six Months Ended
	June 30,			June 30,

($ in millions)	2005	2004	% Change	2005	2004	% Change

Selected Financial Data
Gross premiums written	$98.4	$101.8	(3.3)	$259.7	$270.8	(4.1)
Ancillary income	23.2	24.7	(6.1)	49.7	50.9	(2.4)
Net investment income	3.6	2.6	38.5	6.9	4.9	40.8

Gross revenues	$125.2	$129.1	(3.0)	$316.3	$326.6	(3.2)

Ceded premiums written	(11.4)	(16.0)	(28.8)	(29.4)	(47.6)	(38.2)
Change in net unearned premiums	17.7	7.5	136.0	(23.6)	(46.9)	(49.7)
Net realized (losses) gains on investments	(0.3)	—	NM	(0.3)	0.1	NM

Total revenues	$131.2	$120.6	8.8	$263.0	$232.2	13.3

Net income	$11.5	$16.0	(28.2)	$25.1	$31.0	(19.2)

Key Financial Ratios
Loss ratio — net	73.0%	73.2%		73.7%	73.2%
Expense ratio — net	12.4%	2.2%		10.0%	1.3%

Combined ratio — net	85.4%	75.4%		83.7%	74.5%

Ancillary income to gross premiums earned	19.4%	20.5%		20.9%	21.6%
Ancillary income to net operating expenses	64.1%	92.5%		70.6%	95.5%

Explanation of Key Measures
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
     Loss Ratio. Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of a company’s insurance business. Loss ratio generally is measured on both a gross (direct and assumed) and net (gross less ceded) basis. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. Our loss ratios are generally calculated in the same way for both GAAP and statutory accounting purposes.
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
     Ancillary Income Measures. We have developed measures of our ability to generate ancillary income (finance income and commission and service fee income) that reflect the major differences between our business model and those used by our competitors. We measure our ancillary income as a percentage of premiums earned and as a percentage of our operating expenses. We believe that most of our insurance competitors only achieve point of sale contact through an independent agent and are therefore typically unable to generate significant amounts of ancillary income.
     Seasonality. The months of February and March generally represent some of the highest premium production months of the year as we believe many of our customers have more disposable cash as a result of income tax refunds. As a result, gross premiums written are generally the highest during the first quarter of the year. Typically, the Company generally experiences its lowest level of gross premiums written during the second quarter of the year as cancellations on the business written in the first quarter occur. Since the majority of our business is financed, finance receivables and unearned premiums increase during the first quarter. In addition, there are corresponding increases in notes payable and cash as our premium finance subsidiaries draw on the revolving line of credit with our banks to settle balances due to our insurance subsidiaries. Since these settlements occur at the end of each month, our insurance subsidiaries tend to hold a high level of cash during the second quarter that has yet to be permanently invested in the long term portfolio.
Results of Operations
Revenues
Premiums
     The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	(Unaudited)			(Unaudited)
	Three Months Ended			Six Months Ended
	June 30,			June 30,

($ in millions)	2005	2004	% Change	2005	2004	% Change

Gross premiums written
Florida	$46.6	$52.2	(10.7)	$124.7	$136.1	(8.4)
Tennessee	12.5	13.6	(8.1)	34.8	37.0	(5.9)
Georgia	5.5	6.7	(17.9)	16.1	19.0	(15.3)
Louisiana	5.3	6.1	(13.1)	17.1	18.6	(8.1)
Texas	14.5	8.0	81.3	23.0	15.0	53.3
Mississippi	5.0	5.0	0.0	15.0	15.1	(0.7)
All other states	9.0	10.2	(11.8)	29.0	30.0	(3.3)

Gross premiums written	$98.4	$101.8	(3.3)	$259.7	$270.8	(4.1)
Ceded premiums written	(11.4)	(16.0)	(28.8)	(29.4)	(47.6)	(38.2)

Net premiums written	$87.0	$85.8	1.4	$230.3	$223.2	3.2

Gross premiums earned	$119.7	$120.4	(0.6)	$237.9	$235.4	1.1
Ceded premiums earned	(15.0)	(27.1)	(44.6)	(31.2)	(59.1)	(47.2)

Net premiums earned	$104.7	$93.3	12.2	$206.7	$176.3	17.2

Net premiums written to gross premiums written	88.4%	84.3%		88.7%	82.4%
Gross premiums earned to gross premiums written	121.6%	118.3%		91.6%	86.9%
Net premiums earned to net premiums written	120.3%	108.7%		89.8%	79.0%

     Gross premiums written decreased $3.4 million or 3.3% for the three months ended June 30, 2005 compared to the second quarter of 2004. For the second quarter of 2005, gross premiums written from the sale of our core non-standard automobile insurance business decreased 3.7% to $94.5 million while gross premiums written from the sale of our term life insurance business increased 5.4% to $3.9 million as compared to the second quarter of 2004. Included in this decline was a decrease of approximately $1.3 million related to our decision, in October 2004, to cease writing new business policies in the Miami, Florida market. Gross premiums earned, a function of gross premiums written over the current and prior periods, decreased 0.6% to $119.7 million in the second quarter of 2005 versus the same period in 2004.
     Gross premiums written in Texas increased 81.3% over the second quarter of 2004, which we believe was largely a result of the continued conversion of the Texas book of business from monthly policies to annual policies, our advertising campaigns, and an increase in the number of our sales offices in this market. As of June 30, 2005, approximately 48% of the total policies inforce in Texas were annual policies, and we expect to continue to convert our monthly policies in Texas to annual policies over the remainder of the year. Overall, as of June 2005, there has been an approximate 29% increase in the total number of policies inforce in Texas, as compared to June 2004. We believe that much of our growth in inforce policies is due to an increase in penetration in certain areas within the state and a slight shift in Texas to more liability-only policies as compared to full coverage policies, both of which are resulting in lower average premium per inforce policy.
     Over the past several months, we have been actively introducing the Direct brand name in our Texas markets through our regular television and yellow-page advertising. In addition, we engaged Univison Communications, a leading Spanish-language media company, to produce both television and radio spots for us that commenced airing in certain Texas markets in July 2005. Furthermore, we hired a national advertising firm and, among other projects, it currently is producing a campaign to be directed to the Hispanic market in Texas. These new television advertisements are expected to air beginning in September.

     During the current quarter, we continued to experience positive growth in renewal policies in our mature markets which increased 12.8% over the second quarter of 2004. However, gross premiums written in our mature states declined in the second quarter as the renewal policy growth did not completely offset the decline in new business policies, which we generally attribute to the current competitive environment. While we continue to experience positive trends in the conversion rate of telephone quotes to policies issued, we believe that the majority of the decline in new business policies related to a decrease in call volume. In response to the changing competitive environment, as mentioned above, the national advertising firm we hired is also assisting us in developing new marketing strategies to attract our target customers in our mature states. We believe that television advertising is still the most efficient and effective media for reaching our customers. With the assistance of our new advertising firm, we have created a new campaign and are currently filming the advertisements, which are initially scheduled to commence in Tennessee in September.
     We also have been closely monitoring our mix of full coverage business, which includes physical damage coverage, as opposed to liability-only policies in our mature states. In certain of these states, we were seeing a decline in the percentage of full coverage business, which we attributed to a portion of our customer base moving to standard carriers. Consistent with our ongoing review of rates by coverage and state, we have made adjustments to our rates in a number of states in an effort to improve our new business growth and stabilize our mix of full coverage versus liability-only business. Rate adjustments were implemented in Tennessee in March, in Louisiana in June, and in Georgia and Mississippi in July. We are also in the process of making rate revisions in Florida and South Carolina, which we expect to implement during the third quarter of 2005.
     In addition, we have been actively pursuing a number of growth initiatives. We recently received regulatory approval to proceed with the acquisition of a property and casualty shell insurance company with licenses in 38 states and the District of Columbia. This pending acquisition, which is expected to close in August, should facilitate our entrance into new markets and give us the flexibility to explore alternative distribution channels and pricing. We have also been developing our alternative distribution channel initiatives, which include selling our insurance products over the phone and Internet. We expect to roll out our phone sales in the fourth quarter and expect to expand our Internet marketing, which is currently only available in Florida, to additional states in the first quarter of 2006.
Ancillary Income
     Ancillary income for the three months ended June 30, 2005 decreased 6.1% to $23.2 million compared to the corresponding period in 2004. Ancillary income from the sale of our Direct Prepaid Visa® debit card increased $0.6 million in the current quarter as compared to the second quarter of 2004 when the card was first introduced. The product continues to be well received by our target customers as we issued approximately 53,000 cards during the second quarter of 2005. The increase in ancillary income from the debit cards was more than offset by a $0.9 million decline in administrative service fees received, a $0.6 million decrease in finance income, and a $0.3 million reduction in commission income on the sale of ancillary insurance products.
     We receive administrative service fees for the agency, underwriting, policy administration and claims adjusting services performed on behalf of unaffiliated insurers, including nonstandard automobile insurance in Texas and North Carolina. In 2005, we commenced underwriting a portion of our Texas business through one of our own insurance subsidiaries and, as a result, the volume of Texas business underwritten by an unaffiliated insurer declined, which reduced our administrative service fee income by approximately $0.6 million in the current quarter. During the quarter, we also experienced a 5.3% decline in the sale of ancillary insurance products for which we receive commissions and administrative service fees. The $0.6 million reduction in finance income primarily resulted from the decrease in down payments implemented during the first quarter of 2005. In addition, finance income in Texas was nominal at 1.5% of gross earned premiums in the state, because we are still in the process of converting our Texas business from monthly policies to annual policies that are financed by our premium finance company. We expect finance income in Texas to increase for the remainder of 2005 and ultimately to represent approximately 10% of gross premiums earned, which is consistent with our historical countrywide average.
     The ratio of ancillary income to gross premiums earned was 19.4% and 20.9% for the three and six months ended June 30, 2005, respectively, as compared to 20.5% and 21.6% for the corresponding periods in 2004. For these same periods, the ratio of ancillary income to operating expenses decreased to 64.1% and 70.6% in the 2005 periods, respectively, from 92.5% and 95.5% in the 2004 periods. Because operating expenses are net of ceded reinsurance commissions received and because we have been reducing our level of reinsurance, our net operating expenses have increased, resulting in a lower ratio of ancillary income to operating expenses. In addition, our operating costs in our expansion states exceeded our ancillary income growth in these states.
Net Investment Income
     Net investment income was $3.6 million for the three months ended June 30, 2005 compared to $2.6 million for the second quarter of 2004. The increase was due primarily to an increase in average invested assets and a slightly higher investment yield as a result of the increasing interest rate environment and slightly longer portfolio duration. Average invested assets increased 21.1% to $339.6 million in the second quarter of 2005 from $280.4 million in the second quarter of 2004. The annualized investment yield was 4.0% and 3.6% for the three months ended June 30, 2005 and 2004, respectively.

Realized Gains on Securities and Other
     We realized gross gains of $0.1 million and gross losses of $0.4 million on the sale of securities for the three months ended June 30, 2005. Comparatively, we realized gross gains on debt securities of $0.1 million and gross losses of $0.6 million for the comparable period in 2004. There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities still held during these periods.
     In the second quarter of 2005, we also realized gross gains of $1.0 million and gross losses of $0.4 million on closed contracts in our trading portfolio. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized losses (gains) on securities and other” in our condensed consolidated statement of operations. During the quarter, the market value on open contracts decreased by $0.6 million, which was included in “net realized losses (gains) on securities and other.” As of June 30, 2005, we had open contracts with gross unrealized gains of $0.1 million and gross unrealized losses of $0.3 million.
Expenses
Insurance Losses and Loss Adjustment Expenses
     Insurance losses and loss adjustment expenses increased to $76.5 million for the three months ended June 30, 2005 from $68.3 million for the same period in 2004. The majority of this increase was related to the increase in net premiums earned. Net loss ratios for the second quarters of 2005 and 2004 were relatively consistent at 73.0% and 73.2%, respectively. The Company’s quarterly analysis of reserves resulted in a net decrease to prior accident quarters’ reserves of $0.4 million, which decreased the net loss ratio by 0.4 points in the second quarter of 2005. The decrease in prior period reserves included a reduction in the expected ultimate frequency and/or severity of bodily injury claims in Tennessee, Texas, Mississippi and Louisiana, which was partially offset by a higher ultimate frequency on property damage claims, primarily in Florida. Also included in the net favorable development of $0.4 million in the current quarter was an increase in our 2004 accident year reserves for personal injury protection “PIP” in Florida of approximately $0.5 million as a result of an adjustment to our expected average ultimate payments. Comparatively, the Company’s development on prior years’ reserves increased the net loss ratio by 0.7 points during the second quarter of 2004. The net loss ratios, excluding the impact of the adjustments to prior years’ reserves, were 73.4% and 72.5% for the three months ended June 30, 2005 and 2004, respectively.
     Our second quarter actuarial review indicated some improvement in the PIP loss ratio in Florida for accidents that occurred during the first two quarters of 2005, which included both lower frequency and severity trends. We believe that these improvements are largely related to our decision, in October 2004, to stop writing new business policies in the Miami market. Since the fourth quarter of 2004, the number of new business exposures in this market has decreased nearly 72% and the exposures should continue to decrease in the third quarter. Partially offsetting the improving PIP trend was an increase in the reported frequency of bodily injury claims in several states in the current quarter. As discussed above, in conjunction of our ongoing review of rates and trends, we implemented rate adjustments in several states, some of which included adjustments to our bodily injury rates to address the current trends.
Operating Expenses
     Operating expenses increased 35.9% to $36.3 million for the three months ended June 30, 2005, compared to $26.7 million for the same period of 2004. This increase in operating expenses reflected the increased operating expenses associated with our expansions in Texas, Missouri, and Virginia, a lower level of ceding commissions received from reinsurers, net amortization of deferred policy acquisition costs, and increased overhead. Collectively, the operating expenses associated with our expansion states represented an increase of approximately $2.0 million over the second quarter of 2004, which was net of a $0.6 million reduction in assumed reinsurance commissions in Texas related to the reduction in premium volumes written through an unaffiliated insurer. The increase in operating expenses also reflected a $2.7 million reduction in ceded reinsurance commissions received to $1.7 million in the second quarter of 2005 as compared to the same period in 2004. This reduction in ceding commissions was primarily associated with the reduction in ceded premiums, but it also included a sliding-scale commission adjustment based upon updated projected loss experience that reduced our ceding commissions by approximately $0.8 million. We also incurred approximately $1.7 million in net amortization of deferred policy acquisition costs in the current quarter in our mature states as compared to net capitalized policy acquisition costs of $0.3 million in the second quarter of 2004 due to the decline in net premiums written in these markets. The remaining increase in operating costs also included a $0.4 million increase in professional service fees largely associated with our securities litigation and a $0.4 million increase in interest expenses related to the higher average amount outstanding on our premium finance revolving line of credit and the higher interest rate environment.

     The increase in operating expenses resulted in net expense ratios of 12.4% and 10.0% for the three and six months ended June 30, 2005, respectively, as compared to 2.2% and 1.3%, respectively, for the corresponding periods in 2004. As we gain scale and maturity in our expansion states, we would expect our expense ratio to decline over time to be in line with our more mature states. To put this in perspective, we estimate that the expense ratio for our mature states, which excludes the impact of our expansions in Texas, Missouri, and Virginia, was approximately 9.0% and 6.8% for the three and six months ended June 30, 2005, respectively. Based upon current trends, we expect that our expense ratio for the third quarter of 2005 will generally be consistent with the current quarter; however, we expect it to begin trending down in the fourth quarter, as we gain penetration in our expansion states, and our new advertising initiatives begin to improve premium growth.
Income Taxes
     Income tax expense decreased to $7.0 million in the second quarter of 2005 as compared to $9.6 million in the second quarter of 2004 due to the reduction in pretax income. Our effective tax rates remained fairly consistent at 37.8% and 37.5% for the three-month periods ended June 30, 2005 and 2004, respectively.
Financial Condition
Liquidity and Capital Resources
Sources and Uses of Funds
     We are organized as a holding company system with all of our operations being conducted by our wholly-owned insurance, premium finance, agency, administrative and consumer product subsidiaries. Accordingly, Direct General Corporation receives cash through loans from banks, issuance of equity securities, subsidiary dividends and other transactions. We may use the proceeds from these sources to contribute to the capital of our insurance subsidiaries and premium finance companies in order to support premium growth, to repurchase our common stock, to retire our outstanding indebtedness, to pay interest, dividends, and taxes, and for other business purposes.
     Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $40.8 million and $30.9 million in the first six months of 2005 and 2004, respectively. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.
     The Company recently received regulatory approval to proceed with the acquisition of a property and casualty insurance company, the assets of which consist of debt securities and licenses to conduct property and casualty business in 38 states and the District of Columbia. The purchase price is estimated to be $10.3 million, which will be paid from available cash flows. This pending acquisition, which is expected to close in August 2005, should facilitate the Company’s entrance into new markets and provide flexibility to explore alternative distribution channels and pricing.
Financing and Capital
     During the first two quarters of 2005, we repurchased 1,055,572 shares of our common stock for an aggregate price of approximately $20.0 million. In addition, our board of directors recently authorized management to execute an additional stock buyback program of up to $30.0 million through the end of January 2007, as part of our overall capital management strategies. During the first six months of 2005, we also paid common stock dividends totaling $1.7 million.
     As of June 30, 2005, the maximum aggregate amount available under our revolving credit agreement used to support our premium finance operations was $190.0 million and the amount outstanding was $179.0 million. We believe that this facility, which matures on June 30, 2007, is sufficient to support our premium finance operations through the end of the year. Later in the year, we plan to reevaluate the size of the facility based on our growth expectations for 2006.
Reinsurance
     For the three and six months ended June 30, 2005, we ceded 11.6% and 11.3%, respectively, of our gross premiums written to third party reinsurers as compared to 15.7% and 17.6%, respectively, in the corresponding periods in 2004. We plan to cede between 10% and 12% of gross premiums written for the year. We plan to reassess our insurance subsidiaires’ capitalization near the end of the year to determine our reinsurance needs for 2006. In addition to our quota share reinsurance agreement, we maintain a property catastrophe reinsurance agreement that provides for $13.0 million of reinsurance coverage in excess of our $2.0 million retention per occurrence.
Investments
     Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available-for-sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of June 30, 2005, our investment portfolio of $356.7 million included $0.6 million in net unrealized losses. The effective duration of our investment portfolio was 4.7 years at June 30, 2005.
     As of June 30, 2005, our investment portfolio included gross unrealized gains of $2.8 million and gross unrealized losses of $3.4 million. During the quarter, net unrealized losses on our investment portfolio decreased by $4.8 million, which is included in accumulated other comprehensive income, net of applicable taxes, in the stockholders’ equity section of the balance sheet. Our quarterly procedures include an examination of our investment portfolio for evidence of impairment. The assessment of whether such impairment has occurred is based on management’s evaluation, on an individual security basis, of the underlying reasons for the decline in fair value. In such cases, changes in fair value are discussed with our investment advisors and evaluated to determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. When one of our securities has a decline in fair value that is determined to be other than temporary, we reduce the carrying value of such security to its current fair value as required by GAAP.
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
     The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available-for-sale as of June 30, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in millions)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$56.3	$0.3	$0.7	$55.9
Obligations of states and political subdivisions	65.0	1.0	0.2	65.8
Corporate debt securities
Banks and financial institutions	89.6	0.5	0.9	89.2
Credit cards and auto loans	67.6	0.1	0.9	66.8
Industrial	44.9	0.5	0.5	44.9
Telecommunications	16.5	0.2	0.1	16.6
Utilities and electric services	17.4	0.2	0.1	17.5

Corporate debt securities	236.0	1.5	2.5	235.0

Total	$357.3	$2.8	$3.4	$356.7

     The amortized cost and fair value of debt securities available-for-sale as of June 30, 2005, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value

Years to maturity:
One or less	$8.5	$8.5
After one through five	159.1	157.8
After five through ten	116.4	117.3
After ten	73.3	73.1

Total	$357.3	$356.7

     The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of June 30, 2005. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.
     The quality distribution of our investment portfolio as of June 30, 2005 was as follows:

($ in millions)
NAIC	S&P	Amortized
Rating	Rating	Cost	Fair Value	%

1	AAA	$130.1	$129.5	36.3%
1	AA	33.4	33.7	9.5%
1	A	104.6	104.7	29.4%
2	BBB	32.6	32.6	9.1%
3	BB	0.8	0.8	0.2%
1	Agency	55.8	55.4	15.5%

		$357.3	$356.7	100.0%

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
     The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of June 30, 2005:

	-100 Basis Point		+100 Basis Point
($ in millions)	Change	Fair Value	Change

Debt securities, available-for-sale	$373.5	$356.7	$339.9

     Short-term investments. We have a managed trading account with a commodities trading company and, as of June 30, 2005, the total fair value of open trades in this account was a $0.3 million loss, which represents less than 1% of our entire investment portfolio. We invest in commodities, primarily cattle futures and swaps. U.S. Treasury securities of $1.9 million, included in short-term investments and cash of $1.9 million, included in cash and cash equivalents, are held as collateral for this account. We recognized a net realized gain of $0.6 million on closed contracts and a $0.6 million loss on open contracts during the second quarter of 2005. Because this is a speculative investment and not a hedge, both the realized gains on closed contracts and the change in the fair value of open contracts are reported as “net realized (losses) gains on securities and other” in our consolidated statement of operations.
     Cash and cash equivalents. Our balance in cash and cash equivalents was $110.5 million as of as of June 30, 2005, which was 55.7% higher than the balance of cash held at December 31, 2004. The increase included approximately $24.9 million of cash that was in the process of being permanently invested in our long-term bond portfolio.

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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business — Risks Related to our Business” section of the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Please see the caption “Financial Condition — Liquidity and Capital Resources” in Part I — FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for a description of our quantitative and qualitative disclosures about market risks.
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

PART II — OTHER INFORMATION
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
     In addition to legal actions that are incidental to our business, one or more of our subsidiaries has been named as a defendant in a number of currently pending putative class action lawsuits. For descriptions of these legal actions, in addition to the information provided below, please see the caption “Business — Legal Proceeding” included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005 and our periodic reports filed with the SEC under the Securities Exchange Act of 1934 since the filing of our Form 10-K.
     In the first quarter of 2005, we, and certain of our officers and directors were named as defendants in six putative class action lawsuits filed in the United States District Court for the Middle District of Tennessee. These cases have been consolidated and Lead Plaintiffs have been appointed. Lead Plaintiffs allege that we and certain of our officers and directors made false and misleading statements with respect to liabilities that had been recorded for unpaid losses and loss adjustment expenses. Lead Plaintiffs assert claims under the Securities Exchange Act of 1934 and the Securities Act of 1933. Lead Plaintiffs generally contend that we and certain of our officers and directors knew that certain legislation in Florida, which became effective in October 2003, would necessarily negatively impact our business by increasing our liability and risk of litigation and that we failed to timely strengthen our loss reserves to account for this alleged known increased future risk. Lead Plaintiffs further assert that certain officers and directors sold shares of our stock while they were aware of the allegedly known future negative impact of the legislation, but before the reserves were strengthened. Lead Plaintiffs seek to recover damages on behalf of all purchasers of our stock during a class period to be determined and attorneys’ fees. We recently filed a motion to dismiss all claims.
     Also in the first quarter of 2005, we, our directors and certain of our officers were named in three shareholder derivative actions filed in the United States District Court for the Middle District of Tennessee, which have been consolidated, and three shareholder derivative actions filed in the Chancery Court for the State of Tennessee, which also have been consolidated. These actions assert various claims for breaches of fiduciary duties based upon the same alleged misleading statements and allegations that form the basis of the putative class action described above. Our motion to dismiss the federal derivative action was recently denied.
     We believe we have meritorious defenses to these securities and derivative actions and intend to vigorously defend these lawsuits. Although we are optimistic regarding our successful defense of these cases, because of the inherent uncertainties related to this type of litigation, we are unable to predict the ultimate outcome of these cases, or the likelihood or amount of our potential liability, if any, of these cases if they are not successfully defended or settled, or the effect that these pending cases may have on our business, operations, profitability, or financial condition, if they are not successfully defended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On January 31, 2005, the Company announced that its Board of Directors approved the repurchase of up to $20.0 million of its outstanding common stock. As of June 30, 2005, the Company had repurchased 1,055,572 shares of its outstanding common stock for an aggregate price of approximately $20.0 million. The following table summarizes our common stock repurchase activity for the three-month period ended June 30, 2005 and the approximate value of shares of common stock that may yet be repurchased.
Issuer Purchases of Equity Securities

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number of	Average price	part of publicly	may yet be purchased
Period	shares purchased	paid per share	announced program	under the program

April 1 to April 30	252,353	$19.70	252,353	$5,045,832
May 1 to May 31	309,869	$16.28	309,869	$0
June 1 to June 30	0	$0.00	0	$0
Total	562,222	$17.82	562,222	$0

Item 4. Submission of Matters to a Vote of Security Holders.
     On May 4, 2005, we held the annual meeting of our stockholders to vote on the election of directors. The common stockholders voted to elect two directors to serve until the 2008 annual meeting of stockholders. Our common stockholders re-elected Jacqueline C. Adair to the Board of Directors by a vote of 21,259,613 for, 429,019 withheld and 0 abstentions and broker non-votes. Our common stock holders also re-elected Fred H. Medling to the Board of Directors by a vote of 21,518,344 for, 170,288 withheld, and 0 abstentions and broker non-votes.
     William C. Adair, Jr., Raymond L. Osterhout and Stephen L. Rohde continue to serve as members of the Board of Directors.
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

DIRECT GENERAL CORPORATION,
(Registrant)

August 9, 2005	By:	/s/ William C. Adair, Jr.

Date		(Signature)
	Name:	William C. Adair, Jr.
	Title:	Chairman and Chief Executive Officer

August 9, 2005	By:	/s/ Barry D. Elkins

Date		(Signature)
	Name:	Barry D. Elkins
	Title:	Senior Vice President and Chief Financial Officer