Form 10-Q
period 2005-09-30
DIRECT GENERAL CORP
filed 2005-11-09
CIK 1023031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,339,175 shares of common stock, no par value, at November 7, 2005.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EX-10.1 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.2 EMPLOYMENT AGREEMENT
EX-10.3 INDENTURE
EX-10.4 GUARANTEE AGREEMENT
EX-10.5 AMENDED AND RESTATED DECLARATION OF TRUST
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands – except per share amounts)
Revenues
Premiums earned	$100,716	$97,318	$307,366	$273,622
Finance income	10,379	11,695	34,680	37,158
Commission and service fee income	10,906	11,874	36,289	37,349
Net investment income	3,741	2,789	10,616	7,686
Net realized gains (losses) on securities and other	188	86	(67)	146

Total revenues	125,930	123,762	388,884	355,961

Expenses
Insurance losses and loss adjustment expenses	78,725	71,765	231,092	200,852
Selling, general and administrative costs	33,127	28,393	100,233	78,781
Interest expense	2,259	1,257	5,519	4,148

Total expenses	114,111	101,415	336,844	283,781

Income before income taxes	11,819	22,347	52,040	72,180
Income tax expense	4,559	7,999	19,701	26,796

Net income	$7,260	14,348	$32,339	$45,384

Earnings per Share
Basic earnings per common share	$0.34	$0.64	$1.49	$2.06

Diluted earnings per common share	$0.34	$0.63	$1.49	$2.00

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $387,447 and $334,770 at September 30, 2005 and December 31, 2004, respectively)	$382,098	$334,816
Short-term investments and other invested assets	3,276	1,663

Total investments	385,374	336,479
Cash and cash equivalents	80,772	70,988
Finance receivables, net	225,956	214,180
Reinsurance balances receivable	34,607	35,671
Prepaid reinsurance premiums	25,617	29,544
Deferred policy acquisition costs	13,355	12,666
Income taxes recoverable	5,005	7,177
Deferred income taxes	22,007	20,040
Property and equipment	17,114	15,823
Goodwill, net	31,665	22,188
Other assets	26,367	22,696

Total assets	$867,839	$787,452

Liabilities and Shareholders’ Equity
Loss and loss adjustment expense reserves	$130,816	$124,858
Unearned premiums	227,796	223,303
Reinsurance balances payable and funds held	37,580	33,996
Accounts payable and accrued expenses	14,091	11,949
Notes payable	160,579	135,626
Debentures payable	41,238	—
Capital lease obligations	2,903	3,772
Payable for securities	6,693	510
Other liabilities	12,361	8,357

Total liabilities	634,057	542,371

Shareholders’ equity
Common stock, no par; authorized shares – 100,000.0; issued shares – 20,431.6 and 22,360.0 at September 30, 2005 and December 31, 2004, respectively	70,949	109,163
Retained earnings	165,922	136,178
Accumulated other comprehensive (loss) income:
Net unrealized (depreciation) appreciation on investment securities	(3,477)	30
Net gain (loss) on cash flow hedge	388	(290)

Total shareholders’ equity	233,782	245,081

Total liabilities and shareholders’ equity	$867,839	$787,452

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Operating activities
Net income	$32,339	$45,384
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on securities and other	67	(146)
Depreciation and amortization	5,007	4,170
Deferred income taxes	(436)	(3,495)
Changes in operating assets and liabilities:
Finance receivables	(11,776)	(23,329)
Reinsurance balances receivable	942	9,077
Prepaid reinsurance premiums	3,927	16,110
Deferred policy acquisition costs	(689)	(621)
Income taxes recoverable/payable	2,447	(4,904)
Loss and loss adjustment expense reserves	5,958	7,568
Unearned premiums	4,493	22,850
Reinsurance balances payable and funds held	3,269	(16,654)
Accounts payable and accrued expenses	2,140	(500)
Other	2,974	(7,538)

Net cash provided by operating activities	50,662	47,972

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	67,235	100,308
Purchase of debt securities available-for-sale	(115,825)	(144,712)
Payable for securities	6,183	—
Net sales of short-term investments	(375)	(339)
Purchase of common stock in trust	(1,238)	—
Purchase of property and equipment, net	(5,920)	(5,901)
Purchase of insurance agency assets	(5,560)	—
Purchase of life insurance company	—	(7,330)
Purchase of property and casualty insurance company	(10,432)	—

Net cash used in investing activities	(65,932)	(57,974)

Financing activities
Repurchase of common stock	(38,228)	—
Issuance of common stock	557	17,031
Net proceeds from borrowings	25,315	(1,872)
Proceeds from debentures issued	41,238	—
Payment of principal on borrowings	(1,231)	(1,238)
Payment of dividends on common stock	(2,597)	(2,648)

Net cash provided by financing activities	25,054	11,273

Net increase in cash and cash equivalents	9,784	1,271
Cash and cash equivalents at beginning of period	70,988	87,342

Cash and cash equivalents at end of period	$80,772	$88,613

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Nature of Operations
     Direct General Corporation, headquartered in Nashville, Tennessee, is a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services primarily on a direct basis and primarily in the southeastern United States. Direct General Corporation owns five property/casualty insurance companies, two life/health insurance companies, two premium finance companies, twelve insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services. Direct General Corporation and its subsidiaries are sometimes collectively referred to herein as the “Company.”
2.	Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     During August 2005, the Company acquired a property and casualty insurance company, the assets of which consist of debt securities and licenses to conduct property and casualty business in 38 states and the District of Columbia. The purchase price was $10.4 million, of which approximately $4.4 million was allocated to the value of the licenses and recorded as goodwill.
4.	Common Stock Repurchase
     During the first nine months of 2005, the Company repurchased 2,064,172 shares of its outstanding common stock for an aggregate price of approximately $38.2 million. Under prior approval by the Board of Directors, the Company has the discretionary authority to buyback up to an additional $11.8 million of its outstanding common stock prior to the end of January 2007. In early October 2005, the Company repurchased an additional 92,453 shares of outstanding common stock for an aggregate price of approximately $1.8 million.
5.	Notes Payable
     The Company maintains a $190.0 million revolving credit facility with a consortium of banks to fund the working capital of the Company’s premium finance operations. As of September 30, 2005, the amount outstanding under the facility, which matures on June 30, 2007, was $159.0 million. Direct General Corporation also has a $30.0 million revolving credit facility available to support its operations and strategic initiatives. No amounts were outstanding under this facility as of September 30, 2005.

6.	Debentures Payable
     In September 2005, Direct General Statutory Trust I (“DGST I”), a wholly owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,238 shares of common securities to the Company, also at $1,000 per share. The sole assets of DGST I are $41.2 million of junior subordinated debentures issued by the Company. The debentures will mature on September 15, 2035 and are redeemable by the Company in whole or in part beginning on September 15, 2010, at which time the preferred securities are callable. The debentures pay a fixed rate of 7.915% until September 15, 2010, after which the rate becomes variable.
     The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of DGST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during such deferments.
     Approximately $20.0 million of the proceeds from the issuance of the trust preferred securities were used for the stock repurchase program. The remainder, which was used to temporarily reduce the amount outstanding under the premium finance revolving credit facility, may ultimately be used for general corporate purposes including, but not limited to, pursuit of the Company’s growth and operating strategy, stock repurchases and/ or other general corporate purposes.
     The debentures are classified as debt on the Company’s statements of financial position and the interest paid on these debentures is classified as interest expense in the consolidated statements of operations.
7.	Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income	$7,260	$14,348	$32,339	$45,384

Denominator:
Weighted average common shares outstanding	21,229.8	22,352.1	21,708.4	22,032.6
Dilutive stock options	45.6	420.7	65.2	620.8

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	21,275.4	22,772.8	21,773.6	22,653.4

Basic earnings per common share	$0.34	$0.64	$1.49	$2.06

Diluted earnings per common share	$0.34	$0.63	$1.49	$2.00

8.	Stock Options
     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. The Company may grant incentive stock options that qualify for certain favorable tax treatment under Section 422 of the Internal Revenue Code of 1986. It may also grant stock options that do not qualify for such favorable tax treatment. The Company generally grants employee incentive stock options at an exercise price equal to the market price at the date of grant. Employee non-qualified stock options granted at less than the market price at the date of grant and non-qualified options granted to non-employees are expensed. During the first nine months of 2005, the Company recorded $0.1 million of expense related to options granted to both employees and non-employees to purchase 115,000 shares at an exercise price of $31.00 per share that was less than the current market price at the time of grant. During the third quarter 2005, these non-qualified stock options were voluntarily surrendered by the grantees.
     If the Company had elected to recognize stock compensation expense based on the fair value of stock options at the grant date, as prescribed by SFAS 123, net income and basic and diluted earnings per share would have been reported as presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$7,260	$14,348	$32,339	$45,384
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(217)	(219)	(649)	(659)

Net income, pro forma	$7,043	$14,129	$31,690	$44,725

Income for purposes of computing diluted earnings per share common, as reported	$7,260	$14,348	$32,339	$45,384
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(217)	(219)	(649)	(659)

Income for purposes of computing diluted earnings per share common, pro forma	$7,043	$14,129	$31,690	$44,725

Earnings per share
Basic – as reported	$0.34	$0.64	$1.49	$2.06

Basic – pro forma	$0.33	$0.63	$1.46	$2.03

Diluted – as reported	$0.34	$0.63	$1.49	$2.00

Diluted – pro forma	$0.33	$0.62	$1.46	$1.97

9.	Comprehensive Income
     Total comprehensive income was $4.6 million and $17.9 million for the three months ended September 30, 2005 and 2004, respectively, and $29.5 million and $45.8 million for the nine months ended September 30, 2005 and 2004, respectively.
10.	Contingencies
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
11.	Recent Accounting Pronouncements
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
Overview of Operating Results
     Net income for the three months ended September 30, 2005 was $7.3 million or $0.34 per share, on a diluted basis, as compared to net income of $14.3 million or $0.63 per share, on a diluted basis, in the third quarter of 2004. The third quarter results were influenced by net catastrophe losses of $2.5 million, a $2.0 million increase to prior period loss reserves and a $5.7 million increase in operating expenses (including a $2.8 million decrease in ceding commissions received and a $2.0 million increase in costs related to our expansions in Texas, Missouri and Virginia). Gross written premiums decreased 9.2% to $97.1 million in the third quarter of 2005 from $106.9 million in the same period in 2004. The disruption to our normal sales operations caused by the hurricanes in the period accounted for $4.5 to $5.5 million of this decrease. An additional decrease of approximately $1.2 million arose from the Company’s decision, in October 2004, to cease writing new business policies in the Miami, Florida market. The market for nonstandard automobile insurance remains extremely competitive, and we have lost some market share in our mature states, which we believe is generally attributable to the increased advertising by other insurers. For the quarter, gross premiums written in our expansion states increased to $8.3 million from $7.8 million in the corresponding period in 2004.
     The loss ratio for the third quarter of 2005 was 78.2%, up from 73.7% in the third quarter of 2004. The catastrophe losses added 2.5 points to the loss ratio for the current quarter, and the impact of net unfavorable development on reserves for all prior accident quarters increased the loss ratio by approximately 2.0 points. The loss trends in the third quarter reflected unfavorable development in property damage claims in Florida, generally associated with higher than expected severity.
     For the nine months ended September 30, 2005, net income was $32.3 million or $1.49 per share, on a diluted basis, compared to $45.4 million or $2.00 per share in the corresponding period in 2004. The annualized return on average equity for the first nine months of the year was 17.7%. We believe that our annualized return on average equity could approximate 16.5% to 17.5% for the year.
Summary of Key Measures of Financial Results
     The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information provided is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations.

	(Unaudited)			(Unaudited)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,

($ in millions)	2005	2004	% Change	2005	2004	% Change

Selected Financial Data
Gross premiums written	$97.1	$106.9	(9.2)	$356.7	$377.7	(5.6)
Ancillary income	21.3	23.6	(9.7)	71.0	74.5	(4.7)
Net investment income	3.7	2.8	32.1	10.6	7.7	37.7

Gross revenues	$122.1	$133.3	(8.4)	$438.3	$459.9	(4.7)

Ceded premiums written	(11.6)	(17.5)	(33.7)	(40.9)	(65.1)	(37.2)
Change in net unearned premiums	15.2	7.9	92.4	(8.5)	(38.9)	(78.1)
Net realized gains (losses) on investments	0.2	0.1	NM	(0.1)	0.1	NM

Total revenues	$125.9	$123.8	1.7	$388.8	$356.0	9.2

Net income	$7.3	$14.3	(48.9)	$32.3	$45.4	(28.9)

Key Financial Ratios
Loss ratio – net	78.2%	73.7%		75.2%	73.4%
Expense ratio – net	14.0%	6.2%		11.3%	3.1%

Combined ratio – net	92.2%	79.9%		86.5%	76.5%

Ancillary income to gross premiums earned	18.6%	19.8%		20.2%	21.0%
Ancillary income to net operating expenses	60.2%	79.5%		67.2%	89.8%

NM = Not meaningful

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
     Expense Ratio. Expense ratio is the ratio (expressed as a percentage) of net operating expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. For statutory accounting purposes, operating expenses of an insurance company exclude investment expenses, and are reduced by other income. There is no such industry definition for determining an expense ratio for GAAP purposes. As a result, we apply the statutory definition to calculate our expense ratio on a GAAP basis. We reduce our operating expenses by ancillary income (excluding net investment income) to calculate our net operating expenses. Due to our historically high levels of reinsurance, we calculate our expense ratio on both a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Although the net basis is meaningful in evaluating our financial results that are net of ceded reinsurance, as reflected in our consolidated financial statements, we believe that the gross expense ratio more accurately reflects the operational efficiency of the underlying business and is a better measure of future trends.
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
Results of Operations
Revenues
Premiums
     The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	(Unaudited)			(Unaudited)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,

($ in millions)	2005	2004	% Change	2005	2004	% Change

Gross premiums written
Florida	$51.8	$53.2	(2.6)	$176.5	$189.3	(6.8)
Tennessee	12.9	14.6	(11.6)	47.7	51.6	(7.6)
Texas	7.9	7.8	1.3	30.9	22.8	35.5
Georgia	6.3	6.7	(6.0)	22.5	25.7	(12.5)
Louisiana	2.7	7.6	(64.5)	19.8	26.2	(24.4)
Mississippi	4.4	5.0	(12.0)	19.4	20.1	(3.5)
All other states	11.1	12.0	(7.5)	39.9	42.0	(5.0)

Gross premiums written	$97.1	$106.9	(9.2)	$356.7	$377.7	(5.6)
Ceded premiums written	(11.6)	(17.5)	(33.7)	(40.9)	(65.1)	(37.2)

Net premiums written	$85.5	$89.4	(4.4)	$315.8	$312.6	1.0

Gross premiums earned	$114.3	$119.4	(4.3)	$352.2	$354.8	(0.7)
Ceded premiums earned	(13.6)	(22.1)	(38.5)	(44.8)	(81.2)	(44.7)

Net premiums earned	$100.7	$97.3	3.5	$307.4	$273.6	12.4

Net premiums written to gross premiums written	88.1%	83.6%		88.5%	82.8%
Gross premiums earned to gross premiums written	117.7%	111.7%		98.7%	93.9%
Net premiums earned to net premiums written	117.8%	108.8%		97.3%	87.5%

     Gross premiums written decreased $9.8 million or 9.2% for the three months ended September 30, 2005 from $106.9 million in the third quarter of 2004. For the third quarter of 2005, gross premiums written from the sale of our core non-standard automobile insurance business decreased 9.5% to $92.9 million from $102.6 million in the third quarter of 2004 and gross premiums written from the sale of our term life insurance business decreased 2.3% to $4.2 million as compared to $4.3 million in the third quarter of 2004. Part of this decline is related to the impact of hurricanes Katrina and Rita, which caused the majority of our Mississippi and Louisiana sales offices to be closed for some portion of time, including five offices in New Orleans that were destroyed. We also experienced a temporary interruption in communication lines to the Company’s main quote and customer service center in Baton Rouge, Louisiana. The Company estimates that the disruption to its sales offices and quote center resulted in a $4.5 to $5.5 million reduction in gross premiums written for the quarter. Comparatively, in the third quarter 2004, hurricanes caused a decrease of $2.4 to $2.8 million in gross premiums written, primarily in Florida. Also contributing to the decline was a decrease of approximately $1.2 million related to our decision, in October 2004, to cease writing new business policies in the Miami, Florida market. Gross premiums earned, a function of gross premiums written over the current and prior periods, decreased 4.3% to $114.3 million in the third quarter of 2005 versus the same period in 2004.
     Gross premiums written in Texas increased 1.3% over the third quarter of 2004. Prior to March 2005, the Company only wrote monthly policies in Texas. Since that time, the Company has been converting this business to annual policies. As of September 30, 2005, approximately 58% of our total policies inforce in Texas were annual policies. We expect to continue to convert our monthly policies in Texas to annual policies in future periods. Gross premiums written for the third quarter of 2005 were negatively impacted by approximately $2.4 million in cancellations of annual policies converted in prior quarters. While we are seeing an increase in the total number of policies inforce in Texas, we are also continuing to see a shift to more liability-only policies, as compared to full coverage policies, resulting in a lower average premium per inforce policy.

     During the current quarter, the growth in renewal policies in our mature markets leveled off and was not sufficient to offset the decline in new business policies, which we generally attribute to the current competitive environment. While we continue to experience positive trends in the conversion rate of telephone quotes to policies issued, we believe that the majority of the decline in new business policies related to a decrease in call volume. In response to the changing competitive environment, we have been developing new advertising and marketing campaigns to reach our target customers. The test of the new advertisements commenced in Tennessee in September, but due to the hurricane-related disruption to our Baton Rouge call center during the quarter, it has been difficult to assess the impact of these ads. We will continue to assess the impact of these ads during the fourth quarter. The Company has also been working to enhance the sophistication of our overall marketing strategy. We are reassessing virtually all individual advertising markets, reviewing the number of sales offices in each marketing area in relation to the number of target households and analyzing the area demographics as it relates to our current and potential market penetration. The Company began changing some strategically placed media buys in certain markets in October in order to improve its penetration to its target customers and will be analyzing its results to consider a broader implementation in the first quarter of 2006.
     We also have been closely monitoring our mix of full coverage business, which includes physical damage coverage, as opposed to liability-only policies in our mature states. Early in the year, we were seeing a decline in the percentage of full coverage business in certain states, which we attributed to a portion of our customer base moving to standard carriers. Consistent with our ongoing review of rates by coverage and state, we made adjustments to our rates in a number of states that have started to increase our mix of full coverage versus liability-only business in several states. While some of the rates changed for various coverages within a state, the overall impact of these changes was not significant.
     During the quarter, we have continued developing our alternative distribution channel initiatives, which include selling our insurance products over the phone and Internet. We expect to roll out our phone sales in November and to expand our Internet marketing, which is currently only available in Florida, to additional states in the first quarter of 2006.
     The challenges that we have faced in 2005 have made it difficult to predict our immediate growth. While we expect that the implementation of our initiatives will help us compete in this challenging environment, we believe gross revenues for the fourth quarter of 2005 will likely fall short of the $130.6 million we reported for the fourth quarter of 2004.
Ancillary Income
     Ancillary income for the three months ended September 30, 2005 decreased 9.7% to $21.3 million compared to the corresponding period in 2004. Ancillary income from the sale of our Direct Prepaid Visa® debit card increased to $0.7 million in the current quarter as compared to the $0.2 million in the third quarter of 2004. The product continues to be well received by our target customers. We issued approximately 54,000 cards during the third quarter of 2005, on which customers loaded approximately $7.0 million. The increase in ancillary income from the debit cards was more than offset by a $1.3 million decline in administrative service fees received, and a $1.3 million decrease in finance income.
     We receive administrative service fees for the agency, underwriting, policy administration and claims adjusting services performed on behalf of unaffiliated insurers, including nonstandard automobile insurance in Texas and North Carolina. In 2005, we commenced underwriting a portion of our Texas business through one of our insurance subsidiaries and, as a result, the volume of Texas business underwritten by an unaffiliated insurer declined. Our administrative service fee income declined by approximately $1.0 million in the current quarter. During the quarter, we also experienced a 5.5% decline in commissions and administrative service fees earned from the sale of ancillary insurance products, which is correlated to the decline in new business policies. The $1.3 million reduction in finance income primarily resulted from the decrease in down payments implemented during the first quarter of 2005. In addition, finance income in Texas was nominal at 0.9% of gross earned premiums in the state, because we are still in the process of converting our Texas business from monthly policies to annual policies that are financed by our premium finance company. We expect finance income in Texas to continue to increase as the level of financed policies grows.
     The ratio of ancillary income to gross premiums earned was 18.6% and 20.2% for the three and nine months ended September 30, 2005, respectively, as compared to 19.8% and 21.0% for the corresponding periods in 2004. For these same periods, the ratio of ancillary income to operating expenses decreased to 60.2% and 67.2% in the 2005 periods, respectively, from 79.5% and 89.8% in the 2004 periods. Because operating expenses are net of ceded reinsurance commissions received and because we have been reducing our level of reinsurance, our net operating expenses have increased, resulting in a lower ratio of ancillary income to operating expenses. In addition, our operating costs in our expansion states exceeded our ancillary income growth in these states.
Net Investment Income
     Net investment income was $3.7 million for the three months ended September 30, 2005 compared to $2.8 million for the comparable period in 2004. The increase was due primarily to an increase in average invested assets and a slightly higher investment yield as a result of the increasing interest rate environment and slightly longer portfolio duration. Average invested assets increased

21.6% to $371.5 million in the third quarter of 2005 from $305.6 million in the third quarter of 2004. The annualized investment yield was 3.8% and 3.7% for the three months ended September 30, 2005 and 2004, respectively.
Realized Gains on Securities and Other
     We realized gross gains of $0.1 million and gross losses of $0.2 million on the sale of securities for the three months ended September 30, 2005. The realized gross gains and losses were insignificant in the comparable period in 2004. There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities still held during either of these periods.
     In the third quarter of 2005, we also realized gross gains of $0.5 million and gross losses of $0.6 million on closed contracts in our trading portfolio. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized gains (losses) on securities and other” in our condensed consolidated statement of operations. During the quarter, the market value on open contracts increased by $0.4 million, which was included in “net realized gains (losses) on securities and other.” As of September 30, 2005, we had open contracts with gross unrealized gains of $0.5 million and gross unrealized losses of $0.4 million.
Expenses
Insurance Losses and Loss Adjustment Expenses
     Insurance losses and loss adjustment expenses increased to $78.7 million for the three months ended September 30, 2005 from $71.8 million for the same period in 2004. In addition to the expected increase in losses incurred as a result of the increase in net premiums earned, the loss ratio increased to 78.2% in the current quarter from 73.7% in the third quarter of 2004. Losses for the quarter included net catastrophe losses from Hurricane Katrina of $2.1 million and Hurricane Rita of $0.4 million. The Company’s quarterly analysis of reserves resulted in a net increase to prior quarters’ reserves of approximately $2.0 million, which increased the net loss ratio by 2.0 points in the third quarter of 2005. The increase in prior period reserves was primarily related to an increase in the expected severity of property damage claims in Florida due to higher average payments and an increase in our expected level of subrogation payments on closed claims. Approximately $1.1 million of the increase in property damage reserves was related to prior accident years. While our review of bodily injury reserves in a number of states resulted in a redistribution of losses between current year and prior year accident quarters, the net impact of these changes was not significant. During the third quarter of 2004, net catastrophe losses from the four hurricanes that struck Florida and other southeastern states and the development on prior periods’ reserves increased the net loss ratio by 2.4 points and 0.9 points, respectively.
     Our third quarter actuarial review indicated that the loss trends in the personal injury protection (“PIP”) loss ratio in Florida for accidents that occurred during the first three quarters of 2005, continued to indicate improving loss ratios, primarily as a result of lower frequency trends. We believe that these improvements are largely related to our decision, in October 2004, to stop writing new business policies in the Miami market. The number of new business exposures in this market was effectively eliminated by the end of the current quarter. Our third quarter reserve analysis indicated that the overall reserve level for the PIP coverage was generally sufficient. We increased our PIP reserves for prior accident years by approximately $0.5 million, which was offset by reductions in the reserves for the current accident year, resulting in no net development.
     In October 2005, Hurricane Wilma crossed the southern portion of Florida producing mostly wind damage. We estimate that this hurricane will increase our loss and loss adjustment expenses by approximately $0.5 to $1.0 million in the fourth quarter.
Operating Expenses
     Operating expenses increased 19.2% to $35.4 million for the three months ended September 30, 2005, compared to $29.7 million for the same period of 2004. This increase in operating expenses reflected the increased operating expenses associated with our expansions in Texas, Missouri, and Virginia, a lower level of ceding commissions received from reinsurers, increased interest expense and increased advertising costs. Collectively, the operating expenses associated with our expansion states represented an increase of approximately $2.0 million over the third quarter of 2004. The increase in operating expenses also reflected a $2.6 million reduction in ceded reinsurance commissions in our mature states, which was primarily caused by a reduction in ceded premiums as well as a sliding-scale commission adjustment based upon updated projected ultimate loss experience. Interest expense increased by $1.0 million during the quarter due to higher balances outstanding on our premium finance revolving line of credit and the higher interest rate environment. Additionally, the Company recognized $0.1 million in interest on the new junior subordinated debentures, which were outstanding for 16 days during the quarter.
     The increase in operating expenses resulted in net expense ratios of 14.0% and 11.3% for the three and nine months ended September 30, 2005, respectively, as compared to 6.2% and 3.1%, respectively, for the corresponding periods in 2004. Based upon current trends and our expectations for slightly higher advertising and interests costs, we expect that our expense ratio for the fourth quarter of 2005 will be slightly higher than the third quarter; however, we expect it to begin trending down in 2006, as we gain penetration in our expansion states, and our new advertising initiatives begin to improve premium growth.
Income Taxes
     Income tax expense decreased to $4.6 million in the third quarter of 2005 as compared to $8.0 million in the third quarter of 2004 due to the reduction in pretax income. Our effective tax rates remained fairly consistent at 37.9% and 37.1% for the nine-months ended September 30, 2005 and 2004, respectively.
Financial Condition
Liquidity and Capital Resources
Sources and Uses of Funds
     We are organized as a holding company system with all of our operations being conducted by our wholly owned insurance, premium finance, agency, administrative and consumer product subsidiaries. Accordingly, Direct General Corporation receives cash through loans from banks, issuance of debt and equity securities, subsidiary dividends and other transactions. We may use the proceeds from these sources to contribute to the capital of our insurance subsidiaries and premium finance companies in order to support premium growth, to repurchase our common stock, to retire our outstanding indebtedness, to pay interest, dividends, and taxes, and for other business purposes.
     Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $51.3 million and $48.0 million in the first nine months of 2005 and 2004, respectively. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.
     The Company recently completed the acquisition of a property and casualty insurance company, the assets of which consist of debt securities and licenses to conduct property and casualty business in 38 states and the District of Columbia. The purchase price was approximately $10.4 million, which was paid from available cash flows. This acquisition should facilitate the Company’s entrance into new markets and provide flexibility to explore alternative distribution channels and pricing.
     During September, the Company entered into a Trust Preferred Security transaction in order to rebalance the Company’s capital structure with both debt and equity components, to provide additional funds to repurchase common stock, and to support the Company’s growth and expansion initiatives.
     This transaction involved the formation of a new entity named Direct General Statutory Trust I (“DGST I”), a wholly owned unconsolidated subsidiary of Direct General Corporation. The Trust issued $40.0 million of Trust Preferred securities to institutional investors and $1.2 million of common securities to the Company. The preferred trust securities are callable in full or in part at the option of the issuer after year 5 and have a final maturity of 30 years. The interest rate is fixed at 7.915% for 5 years and becomes a floating, variable rate thereafter.
     The proceeds of the issuance were loaned to Direct General Corporation. Approximately $20.0 million of the proceeds were used for our stock repurchase program. The remainder, which was used to temporarily reduce the amount outstanding under our premium finance revolving credit facility, may ultimately be used for various corporate purposes including, but not limited to, pursuit of the Company’s growth and operating strategy, additional stock repurchases and/or other general corporate purposes. Additionally, we may use a portion of the remainder to capitalize our insurance subsidiaries in an effort to further reduce our use of quota share reinsurance in 2006. In accordance with current accounting requirements, DGST I is reported in the Company’s GAAP financial statements as an unconsolidated subsidiary.
Financing and Capital
     During the first three quarters of 2005, we repurchased 2,064,172 shares of our common stock for an aggregate price of approximately $38.2 million. As part of our overall capital management strategies, the prior authorization from our board of directors allows us to repurchase, at management’s discretion, up to approximately $11.8 million of additional shares of our common stock through January 2007. During the first nine months of 2005, we also paid common stock dividends totaling $2.6 million.

     As of September 30, 2005, the maximum aggregate amount available under our revolving credit agreement used to support our premium finance operations was $190.0 million and the amount outstanding was $159.0 million. We believe that this facility, which matures on June 30, 2007, is sufficient to support our premium finance operations through the end of the year. Later in the year, we plan to reevaluate the size of the facility based on our growth expectations for 2006.
Reinsurance
     For the three and nine months ended September 30, 2005, we ceded 11.9% and 11.5%, respectively, of our gross premiums written to third party reinsurers as compared to 16.4% and 17.2%, respectively, in the corresponding periods in 2004. We plan to cede between 10% and 12% of gross premiums written for the year. We plan to reassess our insurance subsidiaires’ capitalization before year end and may significantly reduce our use of quota share reinsurance in 2006. In addition to our quota share reinsurance agreement, we maintain a property catastrophe reinsurance agreement that provides for $13.0 million of reinsurance coverage in excess of our $2.0 million retention per occurrence.
Investments
     Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available-for-sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of September 30, 2005, our investment portfolio of $382.1 million included $5.3 million in net unrealized losses. The effective duration of our investment portfolio was 4.5 years at September 30, 2005.
     As of September 30, 2005, our investment portfolio included gross unrealized gains of $1.1 million and gross unrealized losses of $6.4 million. During the quarter, net unrealized losses on our investment portfolio increased by $4.7 million, which is included in accumulated other comprehensive (loss) income, net of applicable taxes, in the stockholders’ equity section of the balance sheet. Our quarterly procedures include an examination of our investment portfolio for evidence of impairment. The assessment of whether such impairment has occurred is based on management’s evaluation, on an individual security basis, of the underlying reasons for the decline in fair value. In such cases, changes in fair value are discussed with our investment advisors and evaluated to determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. When one of our securities has a decline in fair value that is determined to be other than temporary, we reduce the carrying value of such security to its current fair value as required by GAAP.
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
     The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available-for-sale as of September 30, 2005:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
($ in millions)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61.7	$0.1	$1.2	$60.6
Obligations of states and political subdivisions	70.7	0.6	0.5	70.8
Corporate debt securities
Banks and financial institutions	90.3	0.1	1.9	88.5
Credit cards and auto loans	84.5	—	1.3	83.2
Industrial	46.1	0.1	1.0	45.2
Telecommunications	16.2	0.1	0.2	16.1
Utilities and electric services	17.9	0.1	0.3	17.7

Corporate debt securities	255.0	0.4	4.7	250.7

Total	$387.4	$1.1	$6.4	$382.1

     The amortized cost and fair value of debt securities available-for-sale as of September 30, 2005, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value

Years to maturity:
One or less	$11.6	$11.5
After one through five	173.7	171.2
After five through ten	123.6	122.1
After ten	78.5	77.3

Total	$387.4	$382.1

     The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of September 30, 2005. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.
     The quality distribution of our investment portfolio as of September 30, 2005 was as follows:

($ in millions)
NAIC	S&P	Amortized
Rating	Rating	Cost	Fair Value	%

1	AAA	$151.8	$149.8	39.2%
1	AA	34.5	34.4	9.0%
1	A	102.6	101.1	26.5%
2	BBB	36.0	35.4	9.3%
3	BB	0.8	0.8	0.2%
1	Agency	61.7	60.6	15.8%

		$387.4	$382.1	100.0%

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
     The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of September 30, 2005:

	-100 Basis Point		+100 Basis Point
($ in millions)	Change	Fair Value	Change

Debt securities, available-for-sale	$399.3	$382.1	$364.9

     Short-term investments. We have a managed trading account with a commodities trading company and, as of September 30, 2005, the total fair value of open trades in this account was a $0.1 million gain, which represents less than 1% of our entire investment portfolio. We invest in commodities, primarily cattle futures and swaps. U.S. Treasury securities of $1.9 million, included in short-term investments and cash of $1.9 million, included in cash and cash equivalents, are held as collateral for this account. We recognized a net realized gain of $0.5 million on closed contracts and a $0.6 million loss on open contracts during the third quarter of 2005. Because this is a speculative investment and not a hedge, both the realized gains on closed contracts and the change in the fair value of open contracts are reported as “net realized gains (losses) on securities and other” in our consolidated statement of operations.
     Cash and cash equivalents. Our balance in cash and cash equivalents was $80.8 million as of as of September 30, 2005, which was 13.8% higher than the balance of cash held at December 31, 2004.

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
     In the first quarter of 2005, we, and certain of our officers and directors were named as defendants in six putative class action lawsuits filed in the United States District Court for the Middle District of Tennessee. These cases have been consolidated and Lead Plaintiffs have been appointed. Lead Plaintiffs allege that we and certain of our officers and directors made false and misleading statements with respect to liabilities that had been recorded for unpaid losses and loss adjustment expenses. Lead Plaintiffs assert claims under the Securities Exchange Act of 1934 and the Securities Act of 1933. Lead Plaintiffs generally contend that we and certain of our officers and directors knew that certain legislation in Florida, which became effective in October 2003, would necessarily negatively impact our business by increasing our liability and risk of litigation and that we failed to timely strengthen our loss reserves to account for this alleged known increased future risk. Lead Plaintiffs further assert that certain officers and directors sold shares of our stock while they were aware of the allegedly known future negative impact of the legislation, but before the reserves were strengthened. Lead Plaintiffs seek to recover damages on behalf of all purchasers of our stock during a class period to be determined and attorneys’ fees. We filed a motion to dismiss all claims.
     Also in the first quarter of 2005, we, our directors and certain of our officers were named in three shareholder derivative actions filed in the United States District Court for the Middle District of Tennessee, which have been consolidated, and three shareholder derivative actions filed in the Chancery Court for the State of Tennessee, which also have been consolidated. These actions assert various claims for breaches of fiduciary duties based upon the same alleged misleading statements and allegations that form the basis of the putative class action described above. The proceedings in the consolidated derivative action filed in Chancery Court have been stayed in favor of the first-filed consolidated derivative action filed in the United States District Court. Our motion to dismiss the federal derivative action was denied.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On August 2, 2005, the Company announced that its Board of Directors approved the repurchase of up to $30.0 million of its outstanding common stock. The following table summarizes our common stock repurchase activity, based on the trade date, for the three-month period ended September 30, 2005 and the approximate value of shares of common stock that may yet be repurchased.
Issuer Purchases of Equity Securities

			Total number of	Approximate dollar
			shares purchased as	value of shares that
	Total number of	Average price	part of publicly	may yet be purchased
Period	shares purchased	paid per share	announced program	under the program
July 1 to July 31	0	$0.00	0	$0
August 1 to August 31	370,000	$17.91	370,000	$23,373,261
September 1 to September 30	729,113	$18.29	729,113	$10,038,558
Total	1,099,113	$18.16	1,099,113	$10,038,558

Item 6. Exhibits.
10.1	First Amendment to Employment Agreement by and between Direct General Corporation and Barry D. Elkins dated as of August 15, 2005.

10.2	Employment Agreement by and between Direct General Corporation and J. Todd Hagely dated as of August 15, 2005.

10.3	Indenture by and between Direct General Corporation and Wilmington Trust Company dated as of September 15, 2005.

10.4	Guarantee Agreement by and between Direct General Corporation and Wilmington Trust Company dated as of September 15, 2005.

10.5	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Direct General Corporation and William J. Harter, J. Todd Hagely and Matthew P. McClure dated as of September 15, 2005.

31.1	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT GENERAL CORPORATION
(Registrant)

November 9, 2005	By:	/s/ William C. Adair, Jr.

Date		(Signature)
	Name:	William C. Adair, Jr.
	Title:	Chairman and Chief Executive Officer

November 9, 2005	By:	/s/ J. Todd Hagely

Date		(Signature)
	Name:	J. Todd Hagely
	Title:	Senior Vice President and Chief Financial Officer