Form 10-K
period 2005-12-31
DIRECT GENERAL CORP
filed 2006-03-15
CIK 1023031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (quotation date of June 30, 2005 $18.61), based on the price at which the common equity was last sold on such date: $291,198,300.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,347,675 shares of common stock, no par value, at March 13, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     All of the information called for by Part III of this report is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2006.

PART I
Item 1. Business.
     Direct General Corporation, headquartered in Nashville, Tennessee, was incorporated in 1993 and is a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services primarily on a direct basis and primarily in the southeastern United States. Direct General Corporation owns five property/casualty insurance companies, two life/health insurance companies, two premium finance companies, twelve insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services.
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
     We offer a variety of other insurance products designed to benefit and appeal to purchasers of our non-standard personal automobile insurance policies, including term life insurance offered through our wholly-owned life insurance subsidiaries, as well as vehicle protection insurance, travel protection insurance and hospital indemnity insurance underwritten by unaffiliated insurers for which we receive a commission but do not bear insurance underwriting risk. Since 2004, we have offered private labeled prepaid Visa® debit cards to our customers. The cards are administered by a third party processor, and we receive issuance and transaction fees. We also commenced offering payday consumer loans in certain of our Louisiana offices in 2004 and have subsequently expanded this product into Kentucky, Mississippi and Tennessee. We plan to begin offering payday consumer loans in Florida and Missouri in 2006; however, these loans will not be offered in every office located in these states because of regulatory or lease restrictions.
     Our strategy also contemplates the sale of additional insurance products to our customers. In early 2006, we commenced selling motorcycle policies in Tennessee, which we plan to roll out to the majority of our other states over the course of the year. We are retaining the underwriting risk for this coverage. We are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), and boat and personal watercraft policies. These additional insurance products may either be underwritten by us or by unaffiliated insurers from which we would receive a commission. We will assess the underwriting risk with respect to the products underwritten by us and may cede some portion of the risk to unaffiliated reinsurers.

     The following table summarizes the components of our gross revenues for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Gross premiums:
Gross premiums written — automobile	$433.1	$463.5	$421.7
Gross premiums written — life	19.9	18.4	13.5

Total gross premiums	$453.0	$481.9	$435.2

Ancillary income (1):
Finance income	44.4	49.2	44.9
Commission and service fee income	46.8	48.6	33.6

Total ancillary income	91.2	97.8	78.5

Net investment income excluding realized gains (losses) on securities	14.7	10.8	6.7

Gross revenues (2)	$558.9	$590.5	$520.4

(1)	Ancillary income includes income derived from revenue sources that do not entail insurance underwriting risk.

(2)	Gross revenues, which we consider to be a non-GAAP financial measure, is defined as gross premiums written, including direct premiums written and assumed premiums written, finance income, commission and service fee income, and net investment income (excluding net realized gains (losses) on securities). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Measurement of Results”.
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
     We seek to attract customers by developing strong brand name recognition in our markets through our television advertising campaigns that emphasize our low down payments, flexible payment plans, convenient neighborhood locations and customer service. Our television advertising campaign is designed to generate telephone inquiries to our neighborhood sales offices or our centralized call center where indications of estimated premiums are given to prospective customers, who are then directed to the nearest neighborhood sales office.
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
     We have also been pursuing initiatives to broaden our distribution to include sales over the telephone and through the Internet. While we believe that the majority of our business will continue to be conducted through our neighborhood sales offices, we also believe that some customers in the non-standard market prefer the convenience of being able to complete their transactions over the telephone or through the Internet. We commenced selling policies over the phone in Tennessee during the fourth quarter of 2005 and intend to make this alternative distribution available in the majority of our states by the end of the second quarter of 2006.

     We have been testing Internet sales in Florida through an unaffiliated insurance agency over the past two years. In 2005, this agency produced $4.5 million of automobile insurance premiums for us in Florida. In 2006, we plan to expand our Internet distribution to our other states through both our own website and the website of the unaffiliated agency.
     The following table summarizes our operating costs and the percentage of such costs covered by ancillary income for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Ancillary income	$91.2	$97.8	$78.5

Operating expenses
Selling, general and administrative costs	$133.6	$108.5	$74.5
Interest expense	8.3	5.5	6.4

Total operating expenses	$141.9	$114.0	$80.9

Ratio of ancillary income to total operating expenses	64.3%	85.8%	97.0%
Our Strengths
     We believe that our strengths provide a foundation for profitable growth.
•	Our integrated business model enables us to better manage our business and capture a significant amount of premium finance revenues, term life insurance premiums, commissions from the sale of non-core insurance products and other revenues that would typically be paid, in an independent agency distribution model, to an unaffiliated premium finance company, independent agent or other third party.

•	Our broad sales office network, which emphasizes the use of employee-agents, is the cornerstone of our relationship with our customers, who typically would prefer to conduct business face-to-face than by telephone or on the Internet.

•	Our premium finance operations, which support the majority of the policies that we sell, provide attractive payment plans for our policyholders and allow us to adjust payment plan structures to meet changes in market demands more quickly than most of our competitors.

•	Our favorable cost structure enables us to leverage our largely fixed cost neighborhood sales offices staffed by company employees and reduce our marginal operating cost as we increase revenues.

•	Our ancillary revenues, including premium finance revenues, commissions from the sale of non-core insurance products and other revenues, none of which currently entails insurance underwriting risk, defray a significant amount of our operating expenses.

•	Our claims settlement philosophy and procedures have been designed with a clear emphasis on controlling costs through the use of our employee-staffed claims operations.

•	Our controlled policy underwriting and pricing are supported by an integrated point of sale agency system and back office control system.

•	Strong name branding in our markets results from our extensive use of television advertising and the presence of our neighborhood sales offices throughout the states in which we operate.

Our Future Growth
     We intend to continue our growth primarily through:
•	Increasing Revenues in Existing Markets. We are focused on increasing revenues in our existing markets by:
•	generating new customers through our advertising campaigns; and

•	increasing the sales of our non-core insurance and non-insurance products and services.
•	Expanding Our Product and Service Offerings. We intend to expand the range of non-core insurance and non-insurance products and services we offer.

•	Expanding Our Distribution Network. We intend to expand into new states through acquisitions of local agencies and the opening of new sales offices. We expect to continue to develop additional sales offices in our expansion states of Texas, Missouri and Virginia and throughout 2006. We also plan to provide alternative distribution channels for our products including sales over the telephone and through the Internet in all of our states by the end of 2006.
Our Market
     The personal automobile insurance market is comprised of preferred, standard and non-standard insurance segments. The coverages offered by these segments generally include liability (coverage for losses suffered by third parties), physical damage, personal injury protection (no-fault) and uninsured/underinsured motorist coverages. The non-standard automobile insurance coverages, which are generally issued for the minimum limits of coverage required by state laws, provide coverage to drivers who cannot obtain insurance from standard carriers due to a variety of factors, including lack of flexible payment plans, the failure to maintain continuous coverage, age, prior accidents, driving violations, occupation and type of vehicle. In general, customers in the non-standard market have higher average premiums for a comparable amount of coverage than customers who qualify for the standard market. The higher average premiums compared to the standard market generally result from an increased frequency of losses, which is partially offset by the lower severity of losses resulting from lower limits of coverage. While there is no established industry-recognized demarcation between non-standard and other personal automobile insurance markets, based upon data compiled from A.M. Best, we believe that, as of December 31, 2004, the size of the non-standard automobile market segment in the United States was approximately $36 billion, representing approximately 23% of the total personal automobile insurance market.
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
     Based upon data compiled from A.M. Best, we believe that, as of December 31, 2004, ten insurance groups accounted for approximately 72% of the approximately $36 billion non-standard market segment. We believe that our primary insurance company competition comes not only from national companies or their subsidiaries, such as the Progressive insurance group, the Allstate insurance group, the Infinity insurance group, the State Farm insurance group, the Berkshire Hathaway insurance group (including GEICO) and the Bristol West insurance group, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we operate. Based upon our direct written premiums for 2004, we believe that, as of December 31, 2004, we would be ranked 15th nationally and eighth in the twelve states in which we operated among non-standard automobile insurers, using the 2004 market data compiled from A.M. Best.
Marketing and Distribution
     Television advertising is our most heavily used and, we believe, our most effective advertising medium for reaching our customers. We believe that our local sales office presence, along with our extensive television and yellow page advertising, have allowed us to generate strong brand name recognition in our markets. In addition to our emphasis on television and yellow page advertising, we have begun to explore and implement grass roots marketing efforts that are designed to capitalize on the uniqueness of the designated marketing areas (DMA) in which we operate.
     Television Advertising. Our commercials are frequently aired over all of our markets, primarily on network-affiliated stations and a limited number of cable networks. Our advertisements present potential customers with a local phone number, as well as a toll free number for our customer service center in Baton Rouge, Louisiana, and encourage the potential customer to call us for information. Indications of estimated premiums are provided by our employee-agents in our neighborhood sales offices or our representatives located in our customer service center in Baton Rouge. Once the preliminary estimates have been provided over the phone, prospective customers are directed to the nearest neighborhood sales office where our employee-agents assist in the completion of the policy application, provide an explanation of coverages and policy options, perform an inspection of the insured vehicle and finalize the quote for the coverages selected. Employee-agents then complete the premium finance agreement and collect all amounts that are immediately due under the policy or premium finance agreement. With the implementation of our telephone sales initiative, customers have the option of completing their transaction over the phone by paying their premiums in full or by electing an installment billing option.
     Grass Roots Marketing. During late 2005, we began to focus on developing certain grass roots marketing efforts. While these efforts are not direct response in nature, we believe that our grass roots campaign will complement our historical advertising efforts. Over time, we believe our grass roots marketing efforts will provide a better brand awareness in the communities in which we operate, thus increasing our new business opportunities and improving our visibility with our existing customer base. We currently expect our grass roots efforts may include such items as sponsoring community events or youth sports, advertising in local newspapers, and networking with local car dealerships. For 2006, we expect to allocate approximately $2 million or just over 10% of our total advertising budget toward the development of this strategy.
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
     Since our inception, we have used this expansion model to acquire the assets of 14 independent insurance agencies that included over 250 neighborhood offices in six states. Our most recent agency acquisitions occurred in January 2005, when we paid approximately $5.6 million to acquire the assets of three independent insurance agencies operating through 82 sales offices in Texas.
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
     New State Expansion. Historically, we have expanded into new states through either the development of neighborhood sales offices or the acquisition of independent agencies. The acquisition of independent agencies generally provides for immediate market recognition and an existing book of business that is able to support the agency expenditures and overhead. In contrast, newly developed neighborhood sales offices in new states where we have not yet established significant name brand recognition, typically operate at a loss during the first several months of operation until such time as we can develop a sufficient customer base to support the cost of the new sales offices.
     Alternative Distribution Channels. We believe that a majority of our customer base prefers to conduct business through our neighborhood sales offices. However, we also believe that there is a segment of the non-standard market that has the ability and desire to conduct business over the telephone or through the Internet. We plan to have these alternative distribution channels available in all of our states by the end of 2006.
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

     The following table provides a summary of gross personal automobile insurance premiums written for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Gross premiums written — Automobile	$433.1	$463.5	$421.7
     In early 2006 we began issuing motorcycle coverage in Tennessee. Because this product is very similar to automobile insurance and we have in-house expertise related to this coverage, we have decided to retain the underwriting risk for this product. We plan to make this product available in the majority of our states in 2006.
   Individual Term Life Insurance
     In 1999, we began offering our customers individual term life insurance policies with $10,000 of coverage. These are basic, one-year term policies that are guaranteed to be renewable for two additional one-year periods. Underwriting for this product generally consists of applicants answering certain health related questions. This product, which is sold in our neighborhood sales offices by our licensed employee-agents in each of the states in which we operate, is underwritten by our life insurance subsidiaries. Our employee-agents presently receive a small commission on the sale of this term life product. In 2005, we began to offer similar policies with face amounts of $15,000, $20,000 and $25,000 in selected states.
     The following table provides a summary of gross term life insurance premiums written for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Gross premiums written — Life	$19.9	$18.4	$13.5
   Premium Finance
     In 2005, our premium finance subsidiaries financed the premiums on approximately 96.0% of the insurance policies that we sold, excluding the policies produced in the State of Texas where we are currently in the process of converting from monthly paid-in-full policies to annual policies that are financed. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. We offer our customers a variety of payment plans that allow for low down payments.
     We believe that the amount of down payment and the availability of flexible payment plans are two of the primary factors that our customers consider when purchasing non-standard personal automobile insurance. Down payments and payment plans typically are offered by insurers and agents in the form of either installment billing or premium financing arrangements. Insurers typically use installment billing arrangements to bill for the premium of a single policy. Independent agents, who may offer policies from multiple insurers, use premium financing to finance multiple policies through one premium finance agreement. Under our business model, we generally choose to use premium financing versus installment billing because we believe it offers several advantages, including:
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
     The following table provides a summary of our finance income for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Finance income	$44.4	$49.2	$44.9
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

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Commission and service fee income	$46.8	$48.6	$33.6
     We are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), boat and personal watercraft policies. These additional insurance products may either be underwritten by unaffiliated insurers, from which we would receive a sales commission, or underwritten by one of our insurance subsidiaries. We will assess the underwriting risk with respect to the products underwritten by us and may cede some portion of that risk to unaffiliated reinsurers.
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
     Direct Prepaid Visa®, a Debit Card Program. Our private label Visa® debit card program allows our customers to purchase a card that can be loaded with cash only while our customer is in one of our sales offices. The program, which is available in all of our states, is administered by a third party processor and we receive a fee upon the issuance of each card and on each subsequent transaction in which our customer uses the card. We retain some financial risk if amounts are improperly charged to the card in excess of the pre-funded balance on the card. During 2005, we issued about 192,000 cards to our customers who have loaded approximately $27.7 million on the cards.
     Direct Cash Advance, a Payday Consumer Loan Program. In late 2004, through our consumer products subsidiary, we commenced offering payday consumer loans in certain of our Louisiana sales offices under the trade name Direct Cash Advance. During 2005, we began offering loans in certain of our Kentucky, Mississippi and Tennessee sales offices. We currently are under an agreement with a third party payday consumer loan company to assist us with the implementation, training, administration and collections related to this program. Our loans are generally available for amounts up to $300 and mature two weeks from the date of issuance. We use a variety of underwriting guidelines in our loan approval process in order to mitigate the risk of loss on these transactions. We finance and service the loans, and we retain the risk for uncollectible amounts.
     To the extent feasible, and where permitted by law, we intend to offer payday consumer loans in our existing states and, as we expand, introduce them into our new states. We intend to begin offering this product in Florida and Missouri in 2006.

     We have designed our Direct Cash Advance program to comply with each individual state’s regulations and, as such, we will likely not offer this product in certain states due to the lack of state enabling legislation. We may also be limited as to where we can offer this product for a variety of other reasons including certain lease restrictions related to our sales offices.
Underwriting and Pricing
     Non-Standard Personal Automobile Insurance. We strive to diligently price and closely control the underwriting standards for our non-standard personal automobile insurance policies that we sell. We generally do not sell personal automobile insurance policies to persons whom we deem to have an excessive number of points on their driving record. Our underwriting and rating systems are fully automated, including on-line driving records and on-line credit scoring in some of the states in which we operate. We believe that our automated underwriting and pricing systems provide a significant competitive advantage to us, because these systems give us the ability to capture relevant pricing information, improve efficiencies, increase the accuracy and consistency of underwriting decisions and reduce training costs. Our systems can be changed easily on a state-by-state basis to reflect new rates and underwriting guidelines necessary to compete effectively in our markets.
     We set premium rates based on specific type of vehicle, garage location and the driver’s age, gender, marital status, driving experience and location. Currently, we only use credit scoring as an additional rating factor in Kentucky, South Carolina, and Tennessee. Ultimately, we plan to incorporate credit scoring as a rating factor in the majority of our states unless it is specifically prohibited by state law. We seek to maintain competitive, but adequate, rates to attract those responsible drivers who we believe make up a significant portion of the non-standard market. We review loss trends in every state on a quarterly basis to identify changes in frequency and severity, and to assess the adequacy of our rates and underwriting standards. We are committed to maintaining discipline in our pricing by adjusting rates, as necessary, to maintain or improve profit margins in each market.
     Individual Term Life Insurance. Our underwriting of individual term life insurance polices is limited, due to the maximum face amount of the policies being $25,000. Applicants are required to provide proof of age and answer six underwriting questions that are designed to determine the possible existence of serious health conditions. Our guidelines prohibit issuance of a term life insurance policy to any applicant who currently has any of the conditions mentioned in the underwriting questions.
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
     As of February 28, 2006, our claims operation had a staff of 583 employees, including adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of two major regional claims centers and three smaller regional centers. Our employees handle all claims from the initial report of the claim until the final settlement. The regional claims offices are assigned geographic service areas with enough flexibility for any office to handle claims from other areas, as claims volume, workloads and available staff require. We believe that our in-house employment of salaried claims personnel, including appraisers and adjusters, and our control of the entire claims process result in a reduction of our ultimate loss payments, lower loss adjustment expenses and improved customer service.
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
     We seek to control our claims litigation defense costs by carefully selecting outside counsel who specialize in automobile insurance claim defense. Generally, the representation fees cover all activity from opening a litigation file through final disposition of the case. We believe that our efforts to obtain high quality claims defense litigation services at a fixed or carefully controlled cost have helped us control claims losses and expenses.
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
     We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses are adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date. We periodically review our methods of establishing case and IBNR reserves and update our estimates. Our actuarial staff performs quarterly comprehensive reviews of reserves and loss trends. In addition, our independent consulting actuary provides certification of our reserves at each year end.

     The following table presents development information on changes in reserves for losses and loss adjustment expenses of our insurance subsidiaries for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Balance at beginning of period	$124.9	$112.6	$86.9
Less reinsurance recoverables on unpaid losses	22.9	37.9	29.0

Net balance at beginning of period	102.0	74.7	57.9
Add Losses and LAE incurred, net of reinsurance related to:
Current period	299.0	275.7	168.1
Prior period	6.8	6.3	0.1

Net losses and LAE incurred during the current year	305.8	282.0	168.2

Deduct losses and LAE paid, net of reinsurance, related to:
Current period	210.6	191.2	107.6
Prior period	83.3	63.5	43.8

Net claim payments made during the current period	293.9	254.7	151.4

Net balance at end of period	113.9	102.0	74.7
Plus reinsurance recoverables on unpaid losses	17.5	22.9	37.9

Balance at end of period	$131.4	$124.9	$112.6

     Net loss and LAE incurred included the impact of unfavorable development of $6.8 million and $6.3 million in 2005 and 2004, respectively. Approximately $5.8 million of the unfavorable development during 2005 was related to our business in Florida, and was attributable to higher than expected severity in the personal injury protection coverage and both higher than expected frequency and severity for the property damage coverage. Approximately $4.5 million of the unfavorable development during 2004 was related to our Florida business and approximately $1.1 million was related to Tennessee. The Florida development was largely attributable to increases in expected frequency and severity trends related to the personal injury protection and property damage coverage, while the Tennessee development was generally split between increases to expected bodily injury frequency trends and increases to the expected average severity of property damage claims. For further discussion refer to Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Insurance Losses and Loss Adjustment Expenses.
     During 2005, approximately 72% of our net claim payments were related to accidents occurring in the current year and the remaining 28% were attributable to prior accident years. This represents a slight decrease from 2004, when our net claim payments for the 2004 accident year represented 75% of the total and the remaining 25% were related to payments on accidents occurring in prior years.
     The table provided after the following paragraph presents the development of reserves, net of reinsurance, from 1995 through 2005. The top line of the table presents the reserves at the balance sheet date for each of the years indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table presents the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.
     In evaluating the information in the table provided below, you should note that each amount entered incorporates the cumulative effects of all changes in amounts entered for prior periods. You should also note that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. The net cumulative deficiency of

$6.0 million in 1999 and $10.6 million in 2000 included approximately $0.9 million and $6.5 million, respectively, related to the write-off of reinsurance recoverables from Reliance Insurance Company.

	As of December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	($ in millions)
Net reserves for losses and loss adjustment expense:
Originally estimated	$16.8	$16.0	$18.4	$31.4	$33.9	$34.5	$37.0	$57.9	$74.7	$102.0	$113.9

Cumulative amounts paid as of:
One year later	10.1	9.7	9.7	18.4	25.0	31.2	13.1	43.8	63.5	83.2
Two years later	13.3	12.4	12.2	24.8	33.7	35.3	26.9	55.4	75.5
Three years later	14.3	13.2	13.7	27.6	36.1	41.3	32.7	59.7
Four years later	14.6	13.7	14.4	28.7	38.4	43.6	34.7
Five years later	14.9	13.9	14.7	29.3	39.2	44.5
Six years later	15.0	14.0	14.8	29.7	39.6
Seven years later	15.0	14.1	14.9	29.8
Eight years later	15.1	14.1	15.0
Nine years later	15.1	14.1
Ten years later	15.1
Reserves re-estimated as of:
One year later	15.9	15.7	16.6	29.1	36.2	43.1	31.5	58.0	81.0	108.8
Two years later	16.2	15.6	15.6	28.8	38.3	42.7	33.6	61.2	84.1
Three years later	16.0	14.9	15.3	29.4	38.7	43.8	35.1	62.8
Four years later	15.5	14.6	15.1	29.5	39.3	44.6	35.9
Five years later	15.3	14.3	14.8	29.7	39.7	45.1
Six years later	15.2	14.1	14.9	29.8	39.9
Seven years later	15.0	14.1	15.0	29.9
Eight years later	15.1	14.1	15.0
Nine years later	15.1	14.1
Ten years later	15.1

Net cumulative deficiency/(redundancy):	$(1.7)	$(1.9)	$(3.4)	$(1.5)	$6.0	$10.6	$(1.1)	$4.9	$9.4	$6.8

Gross liability — originally estimated	$23.1	$21.0	$25.7	$39.9	$53.2	$74.0	$77.5	$86.9	$112.6	$124.9	$131.4
Reinsurance recoverables	6.3	5.0	7.3	8.5	19.3	39.5	40.5	29.0	37.9	22.9	17.5

Net liability — originally estimated	$16.8	$16.0	$18.4	$31.4	$33.9	$34.5	$37.0	$57.9	$74.7	$102.0	$113.9

Gross estimated liability — latest	$20.6	$18.3	$22.0	$38.3	$62.8	$83.4	$81.7	$94.2	$127.9	$134.4	$131.4
Reinsurance recoverables — latest	5.5	4.2	7.0	8.4	22.9	38.3	45.8	31.4	43.8	25.6	17.5

Net estimated liability — as of 2005	$15.1	$14.1	$15.0	$29.9	$39.9	$45.1	$35.9	$62.8	$84.1	$108.8	$113.9

Gross cumulative deficiency/(redundancy)	$(2.5)	$(2.7)	$(3.7)	$(1.6)	$9.6	$9.4	$4.2	$7.3	$15.3	$9.5

Net cumulative deficiency/(redundancy):	$(1.7)	$(1.9)	$(3.4)	$(1.5)	$6.0	$10.6	$(1.1)	$4.9	$9.4	$6.8

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
     Historically, we have ceded a portion of our non-standard automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. However, we have not ceded any portion of our life insurance premiums and losses to reinsurers since the life premium volume is relatively low and the maximum policy benefit offered is well within the capacity of our capital resources. Ceded premiums written were equal to 11.6%, 15.0% and 32.2% of our gross premiums written for the years ended December 31, 2005, 2004 and 2003, respectively. Increases to our statutory surplus in 2005 and 2004 enabled us to retain more of the business we underwrote and reduced our use of quota share reinsurance. Prior to 2005, we ceded all of the premiums and losses associated with policies written for coverage limits in excess of the state required minimum coverages. Only a minimal amount of our non-standard automobile policies are written at these higher limits, and, beginning in 2005 we retained all the risk associated with the higher limits. We also maintain catastrophe excess of loss reinsurance that provides coverage for losses up to $15 million, less our retention of 100% of the first $2 million of losses and 2.5% of the losses covered under this reinsurance arrangement in order to limit our exposure to losses from a single catastrophic event such as a hurricane, earthquake, or hailstorm.
     The following amounts are reflected in our financial statements as a result of reinsurance arrangements:

	Year Ended December 31,
	2005		2004		2003
	Written	Earned	Written	Earned	Written	Earned
	($ in millions)
Direct premiums	$424.6	$432.0	$442.6	$432.6	$410.0	$370.9
Assumed premiums	28.4	29.6	39.3	39.2	25.2	24.0

Gross premiums	453.0	461.6	481.9	471.8	435.2	394.9
Ceded premiums	(52.4)	(57.5)	(72.5)	(99.3)	(140.1)	(166.4)

Net premiums	$400.6	$404.1	$409.4	$372.5	$295.1	$228.5

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
     Our reinsurance agreements provide us with a right of offset for balances due to or from our reinsurers. Accordingly, the funds we hold and the ceded premiums payable to our reinsurers are available to offset our reinsurance receivables. By applying this offset provision coupled with the decrease in ceded business, the net exposure to reinsurers decreased to $25.2 million as of December 31, 2005 from $32.0 million as of the prior year end. Some of our reinsurers have established letters of credit and trust accounts covering $5.8 million of their obligations to us at December 31, 2005, which resulted in unsecured reinsurance recoverables of $19.4 million and $24.5 million as of December 31, 2005 and 2004, respectively. The largest unsecured recoverable from a single reinsurer was $8.7 million as of December 31, 2005, which was due from Dorinco Reinsurance, a subsidiary of Dow Chemical, rated “A- (Excellent)” by A.M. Best.
     The following table provides a summary of our reinsurance recoverables by reinsurer as of December 31, 2005.

						Amount
						Secured by
		Net		Funds Held		Letters of
		Recoverable	Net	and Ceded	Net	Credit or
		on Paid	Receivable	Premiums	Exposure to	Trust
Reinsurer	A.M. Best Rating	Losses	on Reserves	Payable	Reinsurer	Accounts
		($ in millions)
AXA Corporate Solutions	A- (Excellent)	$0.4	$4.0	$2.6	$1.8	$1.7
Dorinco Reinsurance	A- (Excellent)	1.8	19.0	11.4	9.4	0.7
National Union Fire Insurance	A+ (Superior)	1.3	8.3	4.7	4.9	—

						Amount
						Secured by
		Net		Funds Held		Letters of
		Recoverable	Net	and Ceded	Net	Credit or
		on Paid	Receivable	Premiums	Exposure to	Trust
Reinsurer	A.M. Best Rating	Losses	on Reserves	Payable	Reinsurer	Accounts
		($ in millions)
Overseas Partners	NR-5 (Not Rated)	0.3	0.4	—	0.7	0.6
SCOR Reinsurance Co.	B++ (Very Good)	0.4	1.0	—	1.4	1.4
Swiss Re America	A+ (Superior)	1.0	8.2	4.6	4.6	—
Other Reinsurers		1.7	1.1	0.4	2.4	1.4

Total		$6.9	$42.0	$23.7	$25.2	$5.8

     Market Risk. Overall reinsurance capacity was in a period of decline as a result of inadequate pricing, poor underwriting results, and the significant losses incurred in conjunction with the terrorist attacks on September 11, 2001. As a result of periods of increased pricing and the reinsurers’ exit of certain lines of business, the reinsurance market has experienced improved underwriting results and increases to capital during the past several years. Despite the level of catastrophic losses experienced in the industry in 2004 and 2005, most reinsurers that suffered large losses have been able to replenish their capital, so we generally believe that there is adequate reinsurance capacity to support our needs for the foreseeable future.
     Since 2001, we have managed the cost of our quota share reinsurance by including provisions for sliding scale reinsurance commissions, loss ratio corridors, and loss ratio caps in our quota share reinsurance agreements. These provisions have been structured to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer. Provisions for sliding scale reinsurance commissions result in adjustments to the reinsurance commissions we receive for producing and administering the business based upon the reinsurers’ loss experience. Loss ratio corridors provide for layers of losses in which the reinsurer does not participate in the losses while loss ratio caps cut off the reinsurer’s liability for losses above a specified loss ratio. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113 “Accounting for Reinsurance Contracts”.
   2006 Reinsurance Program
     Quota Share. In conjunction with the increased capitalization of our insurance subsidiaries, we elected not to purchase quota share reinsurance for 2006. We believe we have a sufficient level of capitalization to retain 100% of the risk associated with our automobile insurance business.
     Excess Cessions. Prior to 2005, we maintained an excess cessions reinsurance agreement whereby the reinsurers are liable for 100% of the ultimate net losses in excess of the respective state’s compulsory and/or financial responsibility automobile liability limits. Since January 1, 2005, we have retained 100% of these risks because only a minimal amount of our non-standard automobile policies are written at these higher limits and we believe that we have a sufficient level of capitalization to retain this risk.
     Catastrophe Reinsurance. We purchased property catastrophe excess of loss reinsurance that provides coverage for losses up to $15 million, less our retention of 100% of the first $2 million of losses, 12.5% of the next $3 million of losses, and 2.5% of the next $10 million of losses covered under this reinsurance arrangement. The contract covers in force, new, renewed, and assumed personal automobile physical damage business with the maximum value per vehicle covered of $75,000. If we incur losses from a catastrophic event that results in recoveries under this contract, we have the option to purchase one reinstatement of coverage with a $26 million aggregate limitation for all losses occurring during the term of the agreement. Based on computer modeling, we believe this level of coverage is more than sufficient to cover our probable maximum loss from a once in a thousand year catastrophic event. Losses from terrorist events including nuclear, chemical and biochemical acts are excluded from coverage. Our catastrophe reinsurers for 2006 include IPCRe Limited, rated “A+ (Superior)” by A.M. Best, Endurance Specialty Insurance Limited, rated “A (Excellent)” by A.M. Best, QBE Reinsurance Corporation, XL Re Limited, rated “A+ (Superior)” by A.M. Best, and certain syndicates from Lloyd’s of London.

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
Technology
     The effectiveness of our business model depends in large part on the technology systems we have developed specifically to implement our business model. Our technology systems enable timely and efficient communication and data sharing among the various segments of our integrated operations. The coordination of the operations of our neighborhood sales offices, insurance companies, premium finance companies and claims company provides us with the opportunity to use technology more effectively than many of our competitors who must communicate with unaffiliated premium finance companies and with a large number of independent agents, many of which use different computer systems that may not be fully compatible with the insurance company’s systems. Our central processing computer is an IBM iSeries located in Nashville, Tennessee, which was last upgraded in October 2002. We plan to upgrade this computer again during 2006. As part of our business continuity plan, we also maintain a backup IBM iSeries in Baton Rouge, Louisiana. These systems maintain our official transaction records and are updated each night. The capacity of the iSeries computer permits historical detail to be maintained and available for use in rate analysis, projections and modeling.
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
     Payment Processing. Most of our customers revisit our sales offices at least monthly to make a periodic payment on their premium finance agreement. System generated receipts are required for all payments collected in our sales offices. Our sales offices generate balancing reports at the end of each day, prepare bank deposit documents and transmit all payment records to our Nashville office. Depository accounts are swept daily, which results in prompt availability of funds. Typically, premium finance agreement payments are automatically applied to the applicable premium finance agreement during the night following their collection in our sales offices. This results in fewer notices of intent to cancel being generated from the premium finance company and fewer policies being canceled by the insurance company, which must be reinstated if a customer’s late payment is processed after cancellation. Thus, not only are mailing costs reduced, but we believe that unnecessary policy cancellations also are kept to a minimum, which in turn leads to better customer relations. Our customers can also make payments through the Internet, over the phone, or through automatic debits to their bank account.

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
Insurance Subsidiaries
     We currently have seven insurance subsidiaries. Five are property and casualty insurance companies and two are life insurance companies. The following table lists our insurance subsidiaries and their states of domicile.

Subsidiary	State of Domicile
Direct General Insurance Company	South Carolina(1)
Direct Insurance Company	Tennessee
Direct General Insurance Company of Louisiana	Louisiana
Direct General Insurance Company of Mississippi	Mississippi
Direct National Insurance Company	Arkansas
Direct Life Insurance Company	Georgia
Direct General Life Insurance Company	South Carolina

(1)	Direct General Insurance Company is also commercially domiciled in Florida.
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
     Required Licensing. We operate under licenses issued by various state insurance, consumer credit and banking authorities. Such licenses may be of perpetual duration or renewable periodically, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages, agency and claims services, and premium finance products that may be offered in the licensing state. Such licenses are typically issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to our business are in good standing. Currently, we hold property and liability insurance licenses in 42 states and the District of Columbia. Also, we hold managing general agency licenses in Florida and Texas and life insurance licenses in 43 states and the District of Columbia. We hold the required premium finance licenses in all states in which we currently operate. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing.
     Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance subsidiaries conduct business. These regulations require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system domiciled in that state. We have insurance subsidiaries that are organized and domiciled or commercially domiciled under the insurance statutes of each of Arkansas, Florida, Georgia, Louisiana, Mississippi, South Carolina and Tennessee. The insurance laws in each of these states similarly provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. Generally, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company (5% or more in Florida) is presumed to have acquired control of the domestic insurer.
     Restrictions on Paying Dividends. We rely, in part, on receiving dividends from our insurance subsidiaries to meet our cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for our insurance subsidiaries to declare and pay extraordinary dividends to us. The maximum amount of dividends our insurance subsidiaries can pay us during 2006 without regulatory approval is $18.1 million. The payment of dividends is limited by the amount of surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect.
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
     Guaranty Funds. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions required by law in any one year generally vary between 1% and 2% of annual premiums written in that state. In most states guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liability.
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
     Other Insurance Regulatory Initiatives and Proposed Legislation. Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners (“NAIC”) and state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Examples of these regulatory initiatives and proposals that may affect our business or operations include:
•	evaluation by the federal Antitrust Modernization Commission and the General Accountability Office of the costs, benefits and possible reformation of various federal antitrust exemptions and immunities, including the McCarran-Ferguson antitrust exemption which could impact certain insurance activities, such as joint rate development, including risk classification, product and form standardization and loss costs, as well as joint underwriting and marketing;

•	enactment of the Class Action Fairness Act of 2005 that enables defendants to move large national class actions from state courts to federal courts. The legislation also purports to provide protections to consumer class members;

•	restrictions on the use of credit scoring by insurance companies when deciding whether to cover, or how much premium to charge, potential customers, which have been in recent years, and continue to be, a frequent subject of state legislation. On the federal level, a U.S. House of Representatives

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

•	the release in 2004 of a discussion draft of federal insurance regulatory reform legislation entitled the State Modernization and Regulatory Transparency Act (SMART Act) that would address areas of concern such as market conduct, product availability, speed to market of new products, and insurance company and producer licensing;

•	the implementation of the Fair and Accurate Credit Transactions Act and the duties and responsibilities that will be imposed on insurers concerning affiliate sharing of information and adverse action notices and related enacted or proposed state legislation, such as the “Tennessee Credit and Debit Card Number Identity Theft Prevention Act of 2005” that would make it unlawful for any person that accepts a credit card or debit card for a transaction of business to print more than five (5) digits of such card number or the expiration date upon any receipt provided to the cardholder or upon any merchant copy of the receipt that is signed by the cardholder and retained by the merchant following such transactions;

•	the examination by committee hearings of the U.S. House of Representatives into insurance-broker conduct and related state legislation and/or regulations being proposed or enacted concerning producer compensation that stemmed from the bid-rigging and agent/broker compensation investigation by New York Attorney General, Eliot Spitzer;

•	the proposal by NAIC to use a “best practices” process to develop a market conduct model that would apply consistent standards among multiple state insurance departments;

•	the NAIC’s ongoing consideration of the possible use of a risk based capital (“RBC”) trend test in the property and casualty formula, monitoring of the American Academy of Actuaries’ review of underwriting factors, and consideration of changes to the RBC formula experience adjustment factors (see “Regulatory Environment — Risk Based Capital”);

•	the NAIC’s possible consideration of a model act to prohibit or restrict the use of mandatory arbitration clauses in insurance contracts;

•	various state legislative initiatives that purport to benefit or provide protection to automobile insurance consumers, such as the enactment of Florida legislation in 2004 concerning claims settlement practices related to motor vehicle insurance;

•	the enactment by the State of Florida of the Florida Motor Vehicle Insurance Affordability Reform Act of 2003 (the “Florida Act”) which entailed various changes to the State’s Motor Vehicle No-Fault Law that related to Personal Injury Protection (“PIP”) coverage in Florida. According to the Study of PIP Insurance Changes issued by the Florida Department of Financial Services in January 2005, the provisions of the Florida Act were enacted in order to prevent PIP insurance fraud and abuse and to curb escalating medical, legal, and other related costs and thereby restore the health of the PIP insurance market in Florida; preserve the no-fault system; and realize cost savings for consumers. The State’s Motor Vehicle No-Fault Law is set to expire in 2007 unless it is re-enacted in 2006.

•	federal and individual state statutes and developing regulations concerning consumer privacy and data security, including the mandate for creating specific written programs to safeguard customers’ privacy and legislation aimed at reducing the risk of identity theft such as requiring companies to notify customers of data security breaches that pose a significant risk of identity theft;

•	legislation in Texas that requires, among other things, the Department of Insurance to (i) approve premium rates and policy forms filed by county mutual insurance companies and (ii) conduct periodic examinations of the books and records of such insurance companies. This legislation will make county mutual insurance companies more closely resemble other property and casualty insurers conducting business in Texas; and

•	various proposed legislation in Tennessee, including initiatives to prohibit insurance companies from using zip codes for setting rates and to make it a class C misdemeanor for insurers to take sworn statements of an unrepresented policyholder during investigations of disputed claims.
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
     Premium Finance Regulation. Our premium finance subsidiaries are regulated by governmental agencies in states in which they conduct business. The agency responsible for such regulation varies by state, but generally is the banking department or the insurance department of the applicable state. These regulations, which generally are designed to protect the interests of our policyholders who elect to finance their insurance premiums, vary by jurisdiction, but, among other matters, usually involve:
•	regulating the interest rates, fees and service charges we may charge our customers;

•	imposing minimum capital requirements for our premium finance subsidiaries or requiring surety bonds in addition to or as an alternative to such capital requirements;

•	governing the form and content of our financing agreements;

•	prescribing minimum notice and cure periods before we may cancel a customer’s policy for non-payment under the terms of the financing agreement;

•	prescribing timing and notice procedures for collecting unearned premium from the insurance company, applying the unearned premium to our customer’s premium finance account, and, if applicable, returning any refund due to our customer;

•	establishing standards for filing annual financial reports of our premium finance companies;

•	requiring our premium finance companies to qualify for and obtain a license and to renew the license each year;

•	conducting periodic financial and market conduct examinations and investigations of our premium finance companies and its operations; and

•	requiring prior notice to the regulating agency of any change of control of our premium finance companies.

     The following table sets forth the maximum permissible interest rate in the states listed below:

	Permissible Interest
State	Rate
Arkansas	Variable(1)(2)
Florida	12.0	%(3)
Georgia	12.0	%(3)
Kentucky	12.0	%(3)
Louisiana	36.0	%(2)
Mississippi	24.0	%(2)
Missouri	15.0	%(3)
North Carolina	12.0	%(3)
South Carolina	12.0	%(3)
Tennessee	24.0	%(2)
Texas	18.0	%(3)
Virginia	12.0	%(3)

(1)	The maximum allowable interest rate in Arkansas is equal to 500 basis points above the Federal Reserve discount rate on 90-day commercial paper.

(2)	In these states the maximum permissible interest rate is calculated on an “actuarial” basis, meaning that the interest is calculated to apply to the average of balances outstanding throughout the period of indebtedness.

(3)	In these states the maximum permissible interest rate is calculated on an “add-on” basis, meaning that the annual interest rate is applied to the initial amount financed.
     Four of these states require our premium finance subsidiaries to maintain a specified minimum net worth, post a surety bond or deposit securities with the state regulator.
     In addition, our premium finance business is subject to the federal Truth-in-Lending Act (“TILA”) and Regulation Z promulgated pursuant to the TILA and similar state statutes, and in Arkansas, which has not enacted a premium finance statute, we generally are subject to state usury laws that are applicable to consumer loans.
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
     Risk Based Capital. In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law for RBC applies to both life and property and casualty companies. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2005, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part.
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
     As of December 31, 2005, Direct Life Insurance Company and Direct General Life Insurance Company each had three IRIS ratios outside of the usual range. These unusual ratios were primarily related to changes in premiums and reserving as new business was shifted between these two companies during 2005. We do not expect any material regulatory action as a result of these unusual results. Our other insurance companies: Direct General Insurance Company, Direct General Insurance Company of Louisiana, Direct General Insurance Company of Mississippi, Direct Insurance Company and Direct National Insurance Company did not have any IRIS ratios outside the usual range.

     Payday Consumer Loan Regulation. The payday lending activities of our consumer products company are subject to state regulation and to the supervision of the applicable state regulatory agency in each jurisdiction in which we offer our Direct Cash Advance program to our customers. Currently we offer this program in Kentucky, Louisiana, Mississippi and Tennessee, but we intend to introduce this product in other states, including Florida and Missouri, in the near future. Payday loan regulations, which generally are designed to protect the interests of our payday loan customers, vary by jurisdiction, but among other matters, typically may involve:
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
     In addition, our payday consumer loan business is subject to the disclosure requirements of the Federal Truth In Lending Act (“TILA”) and Regulation Z promulgated pursuant to the TILA, as well as the disclosure requirements of certain state statutes, which typically are substantially similar to the federal TILA disclosure requirements.
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
     Electronic Fund Transfers (“EFT”) Regulation. As an added convenience for the customers of some of our businesses, we afford them the opportunity in certain circumstances to make payments to us or our business associates using electronic fund transfers. The term “electronic fund transfer” generally refers to a transaction initiated through an electronic terminal, telephone, computer, or magnetic tape that instructs a financial institution either to credit or to debit a consumer’s asset account. By providing this service, we generally are subject to federal Regulation E (12 CFR 205), which establishes the rights, liabilities, and responsibilities of participants in electronic fund transfer systems, including one-time and preauthorized recurring transfers from a consumer’s checking or savings account.
     Electronic Records and Signatures. One June 30, 2000, Congress enacted the Electronic Signatures in Global and National Commerce Act to facilitate the use of electronic records and signatures in interstate commerce by ensuring the validity and legal effect of contracts entered into electronically. The states in which we operate generally have also enacted laws authorizing and regulating electronic commerce transactions. Because we rely on electronic records and we are expanding our electronic commerce initiatives to sell insurance policies and conduct other business transactions over the Internet, we generally must comply with the special requirements imposed by these laws on businesses that use electronic records or signatures in consumer transactions. These requirements include such obligations as obtaining consumers’ consent to engage in the electronic transactions; providing procedures that allow consumers to withdraw their consent; explaining how consumers may obtain paper copies of electronic records; meeting certain minimum hardware and software requirements; and assuring that record accuracy and retention requirements are met.
Employees
     As of February 28, 2006, we employed approximately 2,453 employees. Our employees are not covered by any collective bargaining agreements.
Available Information
     Our website address is www.directgeneral.com. We make available, free of charge, through the website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). In addition, we have provided copies of our Code of Ethics and Policy on Business Conduct, Corporate Governance Guidelines, Audit Committee charter and Nominating and Corporate Governance Committee charter on our website.
Item 1A. Risk Factors.
Risks Related to Our Business
     Because our core product is non-standard personal automobile insurance, our business may be adversely affected by negative developments in the conditions in this industry.
     Approximately 96% of our gross premiums written for 2005 were generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us, compared to more diversified insurers that also sell other types of automobile insurance products.
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
     Over the past few years, the non-standard personal automobile insurance industry has benefited from a period of improved underwriting profitability. Because of the currently favorable pricing conditions in our industry, competition has increased dramatically as existing insurers are attempting to increase market share by increasing advertising, and some insurers have reduced their rates in certain markets. In addition, several of our competitors have raised additional capital within the past two years in order to support their planned growth and it is possible that new competitors will enter the market. These conditions could cause us to lose market share or have a material adverse effect on our underwriting results due to a reduction in our underwriting margin.
     Because we write a substantial number of insurance policies in Florida and Tennessee, our business may be adversely affected by conditions in these states.
     In 2005, approximately 49% and 13% of our gross premiums written were generated from non-standard personal automobile and life insurance policies written in Florida and Tennessee, respectively. Our revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. For example, our underwriting results in Florida have been adversely affected by high levels of fraudulent claims and increased price competition. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse legislative or regulatory developments in Florida or Tennessee, which could include, among other things, reductions in the maximum rates permitted to be charged, restrictions on rate increases or fundamental changes to the design of our insurance products or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
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
     Because some of our insureds live near the coastlines of the Atlantic Ocean and the Gulf of Mexico, we have potential exposure to catastrophic losses related to hurricanes and major coastal storms. We currently maintain property catastrophe excess of loss reinsurance, excluding terrorism and acts of war, that provides coverage for losses up to $15 million, less our retention of both 100% of the first $2.0 million of losses, 12.5% of the next $3 million of losses, and 2.5% of the next $10 million of losses covered under this reinsurance arrangement. In the event a major catastrophe were to occur resulting in property losses to us in excess of our coverage, our losses could have a material adverse effect on our results of operations and financial condition.
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
     The personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. For example, we believe that during 2002 and 2003, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. We are now in a period of decreasing top-line growth as existing competitors are attempting to increase or maintain market share by increasing advertising and, in certain cases, lowering rates. In addition, new competitors may enter our markets. Such conditions would cause a further trend downward in the current softening cycle and could negatively impact our revenues and profitability.
     Current ratings of our insurance subsidiaries or any failure of our insurance subsidiaries to maintain current financial strength ratings could materially and adversely affect our business and our ability to obtain financing or reinsurance at favorable rates.
     A.M. Best provides a variety of products and services to the insurance industry and is generally considered to be a leading authority on insurance company ratings and information. Four of our property and casualty insurance subsidiaries have been assigned a “B (Fair)” rating. A.M. Best assigns 15 ratings to insurance companies, which currently range from “A++ (Superior)” to “F (In Liquidation)”. Our newly acquired property and casualty insurance subsidiary and our two life insurance subsidiaries are not currently rated by A.M. Best.
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
     As of March 9, 2006, the William C. Adair, Jr. Trust, over which Ms. Tammy Adair, our President, has sole voting control, beneficially owns approximately 21.3% of our common stock. Ms. Adair, as trustee, has the ability to affect significantly the composition of our board of directors and the approval of any action requiring a shareholder vote, including amendments to our charter or bylaws and approvals of mergers or sales of substantially all of our assets. The interests of the trustee and the beneficiaries of the trust may differ from the interests of our other shareholders.

     As a holding company, we are dependent on the results of operations of our operating subsidiaries and the regulatory and contractual capacity of our operating subsidiaries to pay dividends to us.
     We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our operating subsidiaries. State insurance laws limit the ability of our insurance subsidiaries to pay dividends and require our insurance subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance subsidiaries to pay dividends to us without prior notice to, or approval of, regulatory authorities and the timing of such payments. During 2006, our insurance subsidiaries will be able to pay maximum dividends of $18.1 million to Direct General Corporation without seeking regulatory approval. Dividends from our premium finance subsidiary are limited by the minimum capital requirements in applicable state regulations and by covenants in our loan agreements that require approval of our lenders. There are no other restrictions on payments of dividends from our subsidiaries except for typical state corporation law requirements. Consequently, our ability to repay debts, pay expenses and pay cash dividends to our shareholders may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Sources and Uses of Funds” and “Business — Regulatory Environment — Restrictions on Paying Dividends”.
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
     In October 2004, the New York State Attorney General brought suit against Marsh & McClennan Companies, Inc. alleging, among other things, that the firm manipulated the insurance market through specified conduct relating to bid-rigging and agent/broker compensation practices. We also understand that other states’ attorneys general and insurance regulators have initiated similar investigations. In addition, the NAIC has recently proposed new rules requiring brokers to obtain written consent from their clients prior to receiving compensation from an insurance carrier. Because we generally sell our products directly to our customers without the use of any independent agents or brokers, we do not believe that the issues raised by this suit, these investigations or the NAIC’s proposed rule change are applicable to us. However, we cannot be certain what ultimate effect they, as well as any increased regulatory oversight, will have on the insurance industry as a whole, and thus our business.
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
     Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject our insurance, premium finance or consumer products subsidiaries to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business or engaging in finance activities, state supervision or even liquidation. Any changes in existing RBC requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2005, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part and our premium finance and consumer products subsidiaries were in compliance with the minimum capital requirements of the applicable state regulations. See “Business — Regulatory Environment”.

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
     As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages, business practices and premium financing plans may emerge. These issues can have an adverse effect on our business by changing the way we price our products, by extending coverage beyond our underwriting intent, or by increasing the size of claims. Recent examples of some emerging issues include:
•	concerns over the use of an applicant’s credit score and zip code as a factor in making risk selections and pricing decisions;

•	a growing trend of plaintiffs targeting automobile insurers, including us, in purported class action litigation relating to claims-handling practices, such as the permitted use of aftermarket (non-original equipment manufacturer) parts, total loss evaluation methodology and the alleged diminution in value to insureds’ vehicles involved in accidents;

•	a relatively new trend of plaintiffs targeting insurers, including automobile insurers, in purported class action litigation which seek to recharacterize installment fees and other allowed charges related to insurers’ installment billing programs as interest that violates state usury laws or other interest rate restrictions; and

•	attempts by plaintiffs to initiate purported class action litigation targeting premium finance operations relating to unearned interest rebates and the collection of service and finance charges.
     The effects and costs of these and other unforeseen emerging issues could negatively affect our revenues, income or our methods of business.
     Our assumed reinsurance arrangements may be deemed to be the unauthorized business of insurance.
     Our agency subsidiaries sell non-standard automobile insurance for State National Specialty Insurance Company in North Carolina and we also service, finance and administer claims related to this business. One of our insurance subsidiaries reinsures a 100% quota share percentage of State National’s physical damage business in North Carolina. In January 2003, we began assuming a 100% quota share percentage of the non-standard personal automobile liability and physical damage business in Texas underwritten by Old American County Mutual Fire Insurance Company, an unaffiliated insurance company, for which we are responsible for the sales, service, and claims administration related to such business.
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
     We record reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. The amount of reserves is based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process. This uncertainty arises from a number of factors, including the difficulty in predicting the rate of inflation and the rate and direction of changes in trends, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, ongoing changes in claims settlement practices can lead to changes in loss payment patterns, which are used to estimate reserve levels. If our reserves prove to be inadequate, we would be required to increase them and would charge the entire amount of such increase to our earnings in the period in which the deficiency is recognized. Due to the inherent uncertainty of estimating reserves, it has been necessary, and will over time continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and policy expenses, and these revisions can cause our results to fluctuate. For the year ended December 31, 2005, we experienced adverse reserve development that increased our losses and loss adjustment expenses incurred by $6.8 million. During the year ended December 31, 2004, we experienced adverse reserve development that increased our losses and loss adjustment expenses incurred by $6.3 million. For the year ended December 31, 2003, our reserves for prior years developed favorably, which resulted in reductions in losses and loss adjustment expenses incurred of $0.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Expenses — Insurance Losses and Loss Adjustment Expenses” for a discussion of the reasons for these changes. The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Consequently, ultimate losses could materially exceed loss reserves and have a material adverse effect on our results of operations and financial condition. See “Business — Regulatory Environment”.
     We are party to litigation, which, if decided adversely to us, could affect our business, results of operations or financial condition.
     We are named as a defendant in various legal actions arising out of claims made in connection with our insurance policies, our premium finance agreements, other contracts we have entered into, our relationships with our employees and other matters. These legal actions include two purported class action lawsuits:
•	one alleges we improperly cancelled insurance policies; and

•	one alleges we charged and collected unlawful service and finance charges with respect to the financing of purported automobile club memberships in violation of Florida law.

     In addition, one of our subsidiary companies, Direct General Insurance Company (“DGIC”), is a defendant to a lawsuit in which it is alleged that our chairman and chief executive officer made certain misrepresentations and breached a contract in connection with a health plan being marketed by the plaintiffs.
     We and our chairman and chief executive officer also have been named as defendants to a lawsuit in which it is alleged that our chairman and chief executive officer entered into certain agreements and made certain representations on our behalf in connection with certain employer health benefit plans which induced plaintiff to become and remain the third party administrator for the employer health benefit plans and to incur obligations and responsibilities as a result.
     We, and certain of our officers and directors, have been named as defendants in a purported securities fraud class action lawsuit and two purported shareholder derivative class actions filed during the first quarter of 2005.
     We intend to vigorously defend each of these lawsuits. However, all litigation is unpredictable and the ultimate outcome of these cases is uncertain. These matters are in their early discovery stages, and thus we are unable to predict the likelihood or range of our potential liability or the potential financial impact on our future operations, if we are not able to successfully defend or settle these cases. Also, we are unable to predict the effect that these pending lawsuits, or similar lawsuits filed against us in the future, may have on our business, financial condition and results of operations. See “Business — Legal Proceedings”.
     If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.
     Our future success will depend, in part, upon the efforts of our executive officers. The loss of any of these officers or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. See “Management — Directors and Executive Officers”.
     Our investment portfolio may suffer reduced returns or losses, which could reduce our profitability.
     Our results of operations depend, in part, on the performance of our invested assets. As of December 31, 2005, 99.5% of the fair value of our investment portfolio was invested in debt securities, primarily in liquid state, municipal, corporate and federal government bonds and 0.5% was invested in other short-term investments. Fluctuations in interest rates affect our returns on, and the fair value of, fixed income securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income and increase or decrease our shareholders’ equity. As of December 31, 2005, the fair value of our investment portfolio included pre-tax net unrealized losses of $7.1 million. Comparatively, the fair value of our investment portfolio as of December 31, 2004, approximated the value at amortized cost. Interest rates in the United States while still relatively low compared to historical levels, have been steadily increasing since May 2004. Based upon data compiled from Bloomberg, L.P., the pretax yield on U.S. Treasury securities with a five-year maturity has increased from approximately 3.3% at December 31, 2003 to approximately 4.4% at December 31, 2005. An increase in interest rates could reduce the fair value of our investments in debt securities. As of December 31, 2005, the impact of an immediate 100 basis point increase in market interest rates on our debt securities portfolio would have resulted in an estimated decrease in fair value of 4.4% or approximately $17.2 million. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and realized investment gains and could result in investment losses to our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments”.

     We may not be successful in reducing our risk and increasing our underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations.
     In order to reduce our underwriting risk and increase our underwriting capacity, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Historically, we have ceded a portion of our non-standard automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. However, we have not ceded any portion of our life insurance premiums and losses to reinsurers since the life premium volume is relatively low. Ceded premiums written were equal to 11.6%, 15.0% and 32.2% of our gross premiums written for the years ended December 31, 2005, 2004 and 2003, respectively. The availability, cost and structure of reinsurance protection is subject to changing market conditions, which are outside of our control. In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss.
     Although the reinsurer is liable to us to the extent we transfer, or “cede,” risk to the reinsurer, we remain ultimately liable to the policyholder on all risks reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover claims made to our reinsurers in a timely manner, if at all. As of December 31, 2005, we had a total of $19.4 million of unsecured reinsurance recoverables, which represented 8.2% of our total shareholders’ equity, and our largest unsecured recoverable from a single reinsurer was $8.7 million, which represented 3.7% of our total shareholders’ equity. In addition, if insurance departments deem that under our existing or future reinsurance contracts the reinsurer does not assume significant risk and has a reasonable possibility of significant loss, we may not be able to increase our ability to write business based on this reinsurance. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
     Because we have reduced our use of reinsurance, we will retain more risk, which could result in losses.
     We historically used quota share reinsurance primarily to increase our underwriting capacity and to reduce our exposure to losses. Quota share reinsurance refers to a form of pro rata reinsurance arrangement pursuant to which the reinsurer participates in a specified percentage of the premiums and losses on every risk that comes within the scope of the reinsurance agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance” and “Business — Reinsurance”. For policies issued in 2006, we have eliminated our use of quota share reinsurance and have begun to retain all the risk on our policies written. Thus, we will retain and earn more of the premiums we write, but also retain more of the related losses. Eliminating our use of quota share reinsurance has increased our risk and exposure to such losses, which could have a material adverse effect on our business, financial condition and results of operations.
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
     We commenced selling motorcycle coverage in Tennessee in early 2006 and are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), boat and personal watercraft policies. These additional insurance products may either be underwritten by unaffiliated insurers from which we receive a commission or underwritten by us. We will assess the underwriting risk with respect to these products and may cede some portion of the risk to unaffiliated reinsurers from which we would receive a ceding commission.
     Since we have no experience in providing many of the insurance products discussed above, our attempt to enter these markets may prove unsuccessful. In order to succeed in these new ventures, we may need to, among other things, establish operating procedures, attract and retain qualified employees with experience in handling these products, install management information and other systems relevant to supporting these products and complete other tasks necessary to conduct our intended business activities. We cannot assure you that we will be successful in accomplishing the tasks that will be necessary to make these new products successful. We may also encounter unforeseen situations that might lead to delays in providing the products. In addition, we may retain all or some portion of the underwriting risk related to the new insurance products we may offer. These products may subject us to greater liability than we currently anticipate.

     The frequent characterization of payday consumer lending by public perception, certain consumer advocacy groups and some media reports as being predatory or abusive to the consumer could negatively affect our stock price, as well as our overall results of operations.
     Consumer advocacy groups and certain media reports have recently advocated for governmental action to prohibit or severely restrict certain types of payday consumer lending. Typically these consumer groups and media reports focus on lenders that charge consumers interest rates and fees that are higher than the rates and fees that many credit card issuers charge their more creditworthy consumers. These types of payday loans are frequently characterized by certain consumer advocacy groups and some media reports as predatory or abusive toward small loan consumers. If the general public were to accept this negative characterization of certain payday consumer loans and conclude that the loans we provide to our customers under our Direct Cash Advance program fit this negative characterization, then such adverse publicity could affect the attitude of our investors and/or our customers toward this product and possibly reduce the demand for our stock and/or decrease our potential customer base. A reduction in the demand for our stock could have a negative affect on our stock prices, and our overall results of operations could be negatively affected if our potential customer base were to decrease.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     We lease 44,000 square feet of office space in Nashville, Tennessee for our corporate headquarters and 32,202 square feet of office space in Memphis, Tennessee for our executive offices and a claims center. We also lease an aggregate of 141,236 square feet of office space for additional claims centers in Columbia, South Carolina, Knoxville, Tennessee and Tampa, Florida and for our administrative and customer service center located in Baton Rouge, Louisiana. In addition, we lease office space for our numerous neighborhood sales offices, none of which is individually material to our business.
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
     In addition to legal actions that are incidental to our business, we and one or more of our subsidiaries has been named as a defendant in a number of currently pending putative class action lawsuits. These legal actions are described below.
     We are subject to two purported class actions in Florida, each of which was filed in April 2003. One of these actions alleges that we improperly cancelled insurance policies, and the second action alleges that we charged and collected unlawful service and finance charges with respect to the financing of purported automobile club memberships. These cases are in the discovery stage, and the ultimate outcome of these cases is uncertain.
     In the first quarter of 2005, we, and certain of our officers and directors were named as defendants in six putative class action lawsuits filed in the United States District Court for the Middle District of Tennessee. These cases have been consolidated and Lead Plaintiffs have been appointed. Lead Plaintiffs allege that we and certain of our officers and directors made false and misleading statements with respect to liabilities that had been recorded for unpaid losses and loss adjustment expenses. Lead Plaintiffs assert claims under the Securities Exchange Act of 1934 and the Securities Act of 1933. Lead Plaintiffs generally contend that we and certain of our officers and directors knew that certain legislation in Florida, which became effective in October 2003, would necessarily negatively impact our business by increasing our liability and risk of litigation and that we failed to timely strengthen our loss reserves to account for this alleged known increased future risk. Lead Plaintiffs further assert that certain officers and directors sold shares of our stock while they were aware of the allegedly known future negative impact of the legislation, but before the reserves were strengthened. Lead Plaintiffs seek to recover damages on behalf of all purchasers of our stock during a class period to be determined and attorneys’ fees. Our motion to dismiss this action was denied.
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
     In accordance with our bylaws and applicable Tennessee statutes, we have agreed to indemnify (within parameters) our directors and certain of our officers who have been named in connection with these purported securities and derivative class action lawsuits. We believe that a substantial portion of the damages claimed in these purported securities and derivative class action lawsuits are covered by insurance. However, under these policies, we will be required to pay the first $1 million and $500,000 of defense costs or judgments with regard to errors and omissions claims and director and officer claims, respectively, in each of these actions. It is possible that our insurance carriers could deny coverage, which, if successful, could result in our being liable for the full amount of defense costs, settlements or judgments.
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
     One of our subsidiary companies, Direct General Insurance Company (“DGIC”), has been named as a defendant to the previously disclosed lawsuit filed against William C. Adair, Jr., our Chairman and Chief Executive Officer in Tennessee state court in November 2003. The original complaint alleged that Mr. Adair induced the plaintiff to market a “Health Plan,” that Mr. Adair made certain misrepresentations to the plaintiff, and that Mr. Adair breached a contract that resulted in a loss of commissions to the plaintiff. The amended complaint alleges additionally that such alleged actions of Mr. Adair were in his capacity as an officer of DGIC and were on behalf of DGIC. Based on these allegations, plaintiff is seeking compensatory damages and an unspecified amount of punitive damages from each of the named defendants. In accordance with our bylaws and applicable Tennessee statutes, we have agreed to indemnify (within parameters) Mr. Adair in connection with this suit. This lawsuit is still in the early discovery stages, and the ultimate outcome of this case is uncertain. We intend to vigorously defend this lawsuit.
     We and William C. Adair, Jr., our Chairman and Chief Executive Officer, have been named as defendants to a lawsuit filed by Holden and Company, Inc. (“Holden”) in the United States District Court for the Southern District of Georgia in December 2005. This lawsuit arises out of virtually the same factual circumstances giving rise to the lawsuit described above. Holden claims that Mr. Adair entered into certain agreements and made certain representations on our behalf in connection with certain employer health benefit plans (the “Plans”), which induced Holden to become and remain the third party administrator for the Plans and to incur obligations and responsibilities as a result. Based on these allegations, plaintiff is seeking an order declaring that certain of its obligations in connection with the Plans are of no effect and are unenforceable, special damages and unspecified amount of punitive damages. In accordance with our bylaws and applicable Tennessee statutes, we have agreed to indemnify (within parameters) Mr. Adair in connection with this suit. This lawsuit is still in the early procedural stages, and the ultimate outcome of this case is uncertain. We intend to vigorously defend this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted to a vote of the security holders by us during the fourth quarter of 2005.

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

	High	Low	Dividend
2006
First quarter (through March 13, 2006)	$17.62	$15.10	$0.04

2005
Fourth quarter	$19.92	$15.12	$0.04
Third quarter	$20.43	$16.48	$0.04
Second quarter	$20.61	$15.50	$0.04
First quarter	$32.62	$18.47	$0.04

2004
Fourth quarter	$32.65	$27.90	$0.04
Third quarter	$32.72	$27.61	$0.04
Second quarter	$37.18	$32.06	$0.04
First quarter	$36.20	$30.64	$0.04

2003
Fourth quarter	$33.78	$25.00	$0.04
Third quarter (from August 12, 2003)	$26.69	$23.01	None
Repurchases of Common Stock
     On August 2, 2005, the Company announced that its Board of Directors approved the repurchase of up to $30.0 million of its outstanding common stock. The following table summarizes our common stock repurchase activity, based on the trade date, for the three-month period ended December 31, 2005 and the approximate value of shares of common stock that may yet be repurchased.
Issuer Purchases of Equity Securities

			Total number of
			shares	Approximate dollar
	Total	Average	purchased as	value of shares that
	number of	price	part of publicly	may yet be
	shares	paid per	announced	purchased
Period	purchased	share	program	under the program
October 1 to October 31	1,940	$19.87	1,940	$10,000,000
November 1 to November 30	0	$0	0	$10,000,000
December 1 to December 31	0	$0	0	$10,000,000
Total	1,940	$19.87	1,940	$10,000,000

Holders
     On March 13, 2006, the last quoted sale price of our common stock as reported by the Nasdaq National Market was $17.23 per share. As of March 13, 2006, there were 25 holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
     The following information is set forth with respect to our equity compensation plans as of December 31, 2005.
Equity Compensation Plan Information

			Number of
	Number of		securities
	securities to be	Weighted-	remaining for
	issued upon	average exercise	future issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation
Plan category	options	options	plans
Equity compensation plans approved by security holders:
2003 Equity Incentive Plan	917,200	$20.96	734,000
1996 Employee Stock Incentive Plan	53,500	$2.71	0

Equity compensation plans not approved by security holders:
None

Total	970,700	$20.05	734,000

Item 6. Selected Financial Data.
     The following tables provide selected historical consolidated financial and operating data of Direct General as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 from our audited consolidated financial statements included in this report. We derived our selected historical consolidated financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 from our audited consolidated financial statements not included in this report. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	($ in millions, except per share data)
Statement of Operations Data:
Premiums earned	$404.1	$372.5	$228.5	$145.0	$98.0
Finance income	44.4	49.2	44.9	35.7	27.3
Commission and service fee income	46.8	48.6	33.6	27.2	22.1
Net investment income	14.7	10.8	6.7	5.3	5.1
Net realized gains (losses) on securities and other	0.1	0.0	3.4	(0.1)	2.2

Total revenues	510.1	481.1	317.1	213.1	154.7

Insurance losses and loss adjustment expenses	305.8	282.0	168.2	100.7	93.9
Selling, general and administrative costs	133.6	108.5	74.5	59.7	53.9
Interest expense	8.3	5.5	6.4	6.2	7.6

Total expenses	447.7	396.0	249.1	166.6	155.4

Income (loss) before income taxes	62.4	85.1	68.0	46.5	(0.7)
Income tax expense (benefit)	23.4	31.1	24.9	15.5	(1.1)

Net income	$39.0	$54.0	$43.1	$31.0	$0.4

Net income (loss) available to common shareholders	$39.0	$54.0	$42.7	$30.5	$(0.1)

Operating Data:
Gross premiums written (1)	$453.0	$481.9	$435.2	$335.2	$238.7
Net premiums written (2)	400.6	409.4	295.1	181.0	112.9
Gross revenues (3)	558.9	590.5	520.4	403.4	293.2
Net income adjusted for write-off of reinsurance recoverables from Reliance Insurance Company (4)	39.0	54.0	43.1	31.0	7.8
Balance Sheet Data:
Cash, cash equivalents and total investments	$456.2	$407.5	$353.6	$213.3	$145.2
Total assets	841.0	787.5	751.2	569.1	433.0
Total liabilities and redeemable preferred stock	603.5	542.4	573.8	509.9	402.0
Total shareholders’ equity	237.5	245.1	177.4	59.2	31.0
Per Share Data (5):
Earnings per common share:
Basic	$1.83	$2.44	$2.74	$2.30	$(0.01)

Diluted (6)	1.82	2.38	2.20	1.68	(0.01)
Book value per common share	11.68	10.96	8.31	4.12	1.62
Weighted average shares outstanding:
Basic	21,363,772	22,114,917	15,609,411	13,264,452	13,366,404
Diluted (6)	21,423,841	22,687,198	19,679,610	18,733,056	18,918,096
Common shares outstanding	20,339,175	22,360,046	21,350,640	12,119,148	13,447,512

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

(2)	Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of our direct and assumed premiums that we transfer to our reinsurers in accordance with the terms of our reinsurance contracts based upon the risks they accept. See Note 7 to our audited consolidated financial statements included in this report.

(3)	Gross revenues is the sum of direct premiums written and assumed premiums written (which we refer to in this report as gross premiums written) plus other revenues including finance income, commission and service fee income, and net investment income (excluding net realized gains (losses) on securities). We consider gross revenues to be a non-GAAP financial measure and have provided, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Measurement of Results”, an explanation of why we believe gross revenues is a financial measure that is useful to management and investors and a reconciliation of gross revenues to total revenues, which is the most directly comparable GAAP financial measure included in our financial statements.

(4)	Net income for the year ended December 31, 2001 reflects a $7.4 million after-tax loss attributable to a write-off of reinsurance recoverables from Reliance Insurance Company. We consider net income adjusted for write-off of reinsurance recoverables from Reliance Insurance Company to be a non-GAAP financial measure. Because we have not had any other material write-offs of reinsurance recoverables in our history, we believe that the $7.8 million adjusted net income ($0.4 million reported net income plus the $7.4 million after-tax impact of the write-off) is useful to management and investors in understanding our improvement in operating results since 2001.

(5)	Adjusted to reflect a 12 for 1 stock split that became effective prior to the closing of our initial public offering in August 2003.

(6)	Includes the weighted average common shares outstanding and assumes conversion of our Series A redeemable preferred stock and Series B preferred stock because both series of preferred stock were convertible at the option of the holders and were dilutive. Also includes the dilutive effect of the common stock warrant which was exercised upon the closing of our initial public offering; however, for the years ended December 31, 2002, 2001, and 2000, the warrant was anti-dilutive and was not included in those periods.
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
     We seek to attract customers by developing strong brand name recognition in our markets through our television advertising campaigns that emphasize our low down payment, flexible payment plans, convenient neighborhood locations and customer service. Our neighborhood offices serve as a network for both product delivery and payment collection. The majority of the policy applications are completed in the neighborhood sales offices, and most of our customers revisit these offices at least monthly to make their periodic payments.
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
     Our revenues are derived principally from:
•	premiums we earn from sales of direct and assumed non-standard personal automobile and term life insurance policies, which we refer to in this report as gross premiums, less the portion of those premiums that is ceded to other insurers, which we refer to in this report as ceded premiums, with the difference being what we refer to as net premiums;

•	ancillary income, which includes:
•	interest and fees earned on the financing of insurance policies; and

•	commission and service fee income that we earn in connection with the sales and servicing of insurance products underwritten by other insurers and other income; and
•	investment income that we earn on the invested assets of our subsidiaries.
     Our expenses consist predominately of:
•	insurance losses and loss adjustment expenses (which we sometimes refer to in this report as LAE) including estimates for losses incurred during the period and changes in estimates from prior periods related to direct and assumed non-standard personal automobile and term life insurance policies (which we refer to in this report as gross insurance losses and loss adjustment expenses), less the portion of those insurance losses and loss adjustment expenses that are ceded to other insurers (which we refer to in this report as ceded insurance losses and loss adjustment expenses) (we refer to the difference as net insurance losses and loss adjustment expenses); and

•	operating expenses that include:
•	selling, general and administrative, or SGA costs, including salaries, advertising, commissions and other expenses of our employee-agent distribution channel reduced by ceding commissions received under our reinsurance agreements; and

•	interest expense primarily related to our premium finance revolving credit facility and debentures payable
Highlights for 2005
•	We generated net income of $39.0 million and a return on average equity of 16%.

•	We repurchased 2.2 million shares of our common stock for an aggregate price of $40.1 million.

•	Our overall capitalization was enhanced with the issuance of $40 million of junior subordinated debentures providing us with a long-term source of funds for various corporate purposes.

•	We completed the acquisition of three independent agency operations in Texas adding 82 sales offices in that State.

•	We entered Virginia, our twelfth state, where we developed 9 sales offices over the course of the year. We also developed an additional 18 sales offices in Texas and 20 sales offices in Missouri.

•	Our acquisition of a shell property and casualty insurance company, subsequently renamed Direct National Insurance Company, provided us with property casualty licenses in 39 jurisdictions including the majority of our future expansion states.

•	We introduced a new distribution channel, telephone sales, in our home state of Tennessee.

•	We refined our marketing strategy in all of our markets to incorporate media buys specifically targeted to our customers based on an analysis of approximately 70 designated marketing areas.
2006 Outlook
     During 2006, we expect to continue many of the initiatives that we started or were ongoing in 2005 including our continued expansions in Texas, Missouri, and Virginia, the implementation of two alternative distribution channels: Telephone Sales and Internet Sales in all of our markets, the introduction of the Direct Cash Advance program in Florida and Missouri, and the introduction of our motorcycle and personal watercraft policies in select states. In addition, we expect to enter two new states before the end of the year.
     Expansion States Growth. We anticipate that the majority of our growth in 2006 will be generated by our expansion states of Texas, Missouri and Virginia.
     Texas. Since March 2005, we have been converting our book of business in Texas from monthly policies to annual policies. As of December 31, 2005, approximately 63.5% of our book of business was written for an annual term. We have also been closely monitoring our competitive position within the state, which, coupled with our quarterly review of rates, loss experience and expected trends, indicated that we needed to adjust our rates for full coverage business. Accordingly, we implemented a 15% rate reduction in December 2005 related entirely to a reduction in rates for physical damage coverages with no overall change to our liability rates. We believe that this change, coupled with many of the Company’s growth initiatives and an expected increase our renewal business should result in another year of 25% or more growth in Texas. We also believe that we will see more of a seasonal trend in Texas during 2006, which is typical of our business in other states.
     Missouri and Virginia. We have been developing our initial sales offices in Missouri and Virginia and, as of March 1, 2006, we have 25 offices in Missouri and 17 offices in Virginia. We are primarily selling annual policies in these states, which we finance. In addition, we are selling our term life and certain ancillary products in these states. We believe that these expansion states will begin to make a positive contribution to profits by the end of the year.

     Alternative Distribution Channels. While we believe that the majority of our customers prefer to conduct business through our neighborhood sales offices, we also believe that a portion of the non-standard market has the ability and desire to conduct business over the phone or through the Internet. We commenced issuing policies over the telephone in Tennessee during the fourth quarter and we expect to have this distribution channel available in all of our states by the end of June 2006.
     We have been testing sales over the Internet for the past two years in Florida through an independent agency, which produced $4.5 million in gross written premiums for us in 2005. We plan to make this channel available in the majority of our other states through both this independent agency’s website and our own website.
     Reduction in Quota Share Reinsurance. We have eliminated our use of quota share reinsurance for policies written in 2006. During 2005, we retained 88.4% of gross premiums written and for 2006, we expect to retain nearly all of our gross premiums written with the exception of premiums ceded to our property catastrophe reinsurers.
     Profitability and Return. We expect that our 2006 accident year loss ratio could see some slight improvement over the 75.7% loss ratio we experienced in 2005, as catastrophe losses return to a more normal level. We expect that our expense ratio for 2006 will begin to trend down from the 16.5% we reported in the fourth quarter of 2005, as some of our growth initiatives take hold. Overall, we expect to generate a return on average equity of between 14% and 16% for the year.
     Assumptions. Statements made in this section, including those concerning our anticipated growth, our estimated loss and expense ratios, and our anticipated return on average equity are forward-looking statements. Some important factors that must occur in order for us to achieve these results include:
•	increase in the renewal of insurance policies and sales of new policies;

•	increase in sales of ancillary products;

•	increase in sales of term life insurance policies;

•	the timely and successful development and opening of additional neighborhood sales offices in Texas, Missouri and Virginia;

•	increase in sales of insurance policies in Texas through the independent agencies that we acquired in 2005 and our developed neighborhood sales offices;

•	the successful transitions from offering monthly policies in Texas to offering six and/or twelve month policies that are supported by our premium finance subsidiary;

•	favorable trends in inflation and other matters that could affect operating expenses;

•	our ability to effectively compete against other insurance companies and independent agencies selling similar products in our markets;

•	our ability to obtain timely approval of requested rate changes;

•	the absence of unfavorable judicial and regulatory developments relative to the automobile insurance industry;

•	the absence of severe weather conditions and other catastrophes; and

•	the absence of our losses and loss adjustment expenses exceeding our reserves which would require us to increase our reserves which would lower our earnings.

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
Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change, thus having an impact on the amounts reported in the future. We view the estimates and assumptions used in establishing our reserves for losses and loss adjustment expenses, valuation of investments, the estimates of future policy cancellations used in determining the amounts recorded as commissions and service fees and ceding commissions, and establishing the allowance for finance receivable losses as our critical accounting policies.
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
     Investments. The Company’s entire portfolio of debt securities is classified as “available-for-sale” and reported at fair value. This gives the Company the flexibility to sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs, or other economic factors.
     The Company’s investment portfolio is primarily exposed to interest rate risk and to a lesser extent market and credit risk. The fair value of our portfolio is directly impacted by changing interest rates, market conditions and financial conditions of the issuer. The Company examines its portfolio on at least a quarterly basis for evidence of impairment with a particular emphasis on those securities with unrealized losses that satisfy certain conditions. Some of the factors that the Company considers in evaluating a security for other than temporary impairment include the duration and extent to which the fair value has been less than amortized cost, the reasons for the unrealized loss, including market conditions or changes in the financial condition of the issuer, and the Company’s ability and intent to hold the investment until maturity, or at least until there is a recovery in fair value. If an investment becomes other than temporarily impaired, such impairment is treated as a realized loss and the investment is adjusted to fair value. Realized investment gains and losses are recognized using the specific identification method.
     Effect of Future Cancellations. The insurance policies that we write, through our insurance subsidiaries and on behalf of other insurers for which we receive a commission, are subject to being cancelled by the policyholder prior to the policy expiration date. As a result, we estimate the effect of future cancellations in determining the amount of commission and service fee income and ceding commissions that are recorded in our consolidated financial statements. We use historical cancellation rates that are updated quarterly to estimate future cancellations with the effect of any changes in our estimates being recorded in the period in which the change in the estimate is determined to be necessary. However, actual cancellations may differ materially from the cancellation estimates that we used. As of December 31, 2005, the reserve for return of commission and service fee income and return of ceding commissions was $5.0 million and $1.0 million, respectively.
     Allowance for Finance Receivable Losses. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. The majority of these shortfalls result in the write-off of unrealized interest and premium finance acquisition fees. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. As of December 31, 2005, the allowance for finance receivable losses was $6.4 million.
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

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Selected Financial Data
Gross premiums written	$453.0	$481.9	$435.2
Ancillary income	91.2	97.8	78.5
Net investment income	14.7	10.8	6.7

Gross revenues (1)	$558.9	$590.5	$520.4
Ceded premiums written	(52.4)	(72.5)	(140.1)
Change in net unearned premiums	3.5	(36.9)	(66.6)
Net realized (losses) gains on securities and other	0.1	—	3.4

Total revenues	$510.1	$481.1	$317.1

Key Financial Ratios
Loss ratio — net	75.7%	75.7%	73.6%
Expense ratio — net	12.5	4.3	1.1

Combined ratio — net	88.2	80.0	74.7

Ancillary income to gross premiums earned	19.8	20.7	19.9
Ancillary income to net operating expenses	64.3	85.8	97.0

(1)	A non-GAAP financial measure.

Overview of Operating Results
     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Net income decreased 27.8% to $39.0 million in 2005, compared to net income of $54.0 million in 2004. The most significant factors contributing to the decrease in net income during 2005 included higher operating costs, largely associated with our expansions in Texas, Missouri, and Virginia, higher advertising and interest costs, and a higher level of catastrophe losses. Additionally, while ancillary income declined, it was partially offset by more than a 30% increase in investment income as a result of the increase in average invested assets and higher yields. There was minimal impact of realized gains and losses on securities and other during either 2005 or 2004.
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

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Gross premiums written Florida	$223.6	$243.3	$223.5
Tennessee	58.7	64.5	63.0
Texas	39.1	29.6	15.6
Georgia	29.1	33.7	32.2
Louisiana	26.5	32.8	31.3
Mississippi	25.4	25.3	22.3
All other states	50.6	52.7	47.3

Gross premiums written	$453.0	$481.9	$435.2
Ceded premiums written	(52.4)	(72.5)	(140.1)

Net premiums written	$400.6	$409.4	$295.1

Gross premiums earned	$461.6	$471.8	$394.9
Ceded premiums earned	(57.5)	(99.3)	(166.4)

Net premiums earned	$404.1	$372.5	$228.5

Net premiums written to gross premiums written	88.4%	85.0%	67.8%
Gross premiums earned to gross premiums written	101.9	97.9	90.7
Net premiums earned to net premiums written	100.9	91.0	77.4
Gross Premiums
     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. During 2005, gross premiums written decreased $28.9 million or 6.0% to $453.0 million from $481.9 million in 2004. Over this same period, gross premiums earned, a function of gross premiums written over the current and prior periods, decreased to $461.6 million from $471.8 million. In 2005, Florida represented 49.4% of our business and accounted for $19.7 million of the decrease in gross premiums written with approximately $4.7 million of this decline related to our decision, in October 2004, to stop writing new business policies in the Miami market. Competition in the non-standard market has been intense. Overall, we believe that we remain very competitive in the market for our core customer; however, we believe that the increased advertising and a focus on the higher credit profiles of the nonstandard market by some of the national carriers has resulted in our gross written premium declines. Our hit ratio (the ratio of policies to quotes) remains very good, and we have been implementing a number of changes to our marketing in order to increase our quote calls. We are also in the process of implementing a more sophisticated pricing structure, which coupled with the convenience of being able to complete transactions over the phone or through the Internet, should help us compete in the upper tiers of the nonstandard market.
     During 2005, we continued our expansion into Texas with the acquisition of the assets of three independent agencies in January 2005 that provided us with 82 sales offices. We also developed an additional 18 sales offices in the State. Beginning in March 2005, we started to convert our book of monthly policies in Texas to annual policies and, as of December 31, 2005, approximately 63.5% of the Texas business had been converted. Our broader distribution network, together with our increase in advertising and the conversion to annual policies resulted in a 32.1% increase in Texas premiums during 2005.
     The declines in gross premiums written in most of our other existing states were primarily related to the competitive environment. However, we also experienced a 19.2% decline in Louisiana which we partially attributed to the impact of Hurricane Katrina. We believe that the displacement of a portion of the Louisianan population not only resulted in a premium decline in 2005, but we believe that the 2006 volumes in Louisiana will also be impacted.
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
Net Premiums
     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Net premiums written decreased 2.1% to $400.6 million in 2005 from $409.4 million in 2004. The ratio of net premiums written to gross premiums written increased to 88.4% in 2005 from 85.0% in 2004 as we continued to reduce our use of quota share reinsurance. We expect to eliminate our quota share reinsurance in 2006 and retain nearly all gross premiums written. Net premiums earned, a function of net premiums written over the current and prior periods, increased to $404.1 in 2005 from $372.5 million in 2004.
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
Ancillary Income
     Ancillary income includes finance income, commission and service fee income and other income. Finance income primarily consists of interest, acquisition and service fees, and delinquency fees on the premium finance agreements related to the insurance policies we finance. Our agency and administrative subsidiaries produce and service non-standard personal automobile insurance business for other insurers from which we assume a portion of this business, and in some cases the entire premium, through reinsurance treaties. We receive service fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of these unaffiliated insurers. We also receive commission and service fee income on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk, including travel protection, vehicle protection and hospital indemnity insurance policies. Our business model allows us to generate a significant amount of ancillary income, which we measure as a percentage of gross earned premiums and as a percentage of our operating expenses. Our goal is to generate ancillary income in amounts that will offset a majority of our operating expenses. The following table summarizes the components of our ancillary income for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Finance income	$44.4	$49.2	$44.9
Commission and service fee income	46.8	48.6	33.6

Total ancillary income	$91.2	$97.8	$78.5

     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Ancillary income decreased 6.7% to $91.2 million in 2005 from $97.8 million in 2004. This decrease is comprised of a $4.8 million decrease in premium finance income and a $1.8 million decrease in commission and service fee income. The decrease in finance income is related, in part, to the decline in gross premiums earned and the company’s decision in early 2005 to temporarily reduce the minimum down payment requirements in most states in an effort to increase premium production. In 2005, average down payments as a percentage of financed premium declined to 12.8% compared to 14.5% in 2004. As a result of this change, we experienced an increase in the provision for finance receivable losses to $10.3 million in 2005 from $7.3 million in 2004. As part of the Company’s efforts to achieve the optimal balance of maximum premium growth with minimal impact on finance income, the company re-assessed its pay plans and increased down payment requirements in select states in late 2005. The allowance for credit losses was 2.9% and 2.8% of gross finance receivables at the end of 2005 and 2004, respectively.
     The decrease in commission and service fee income can be attributed to a $2.1 million reduction in fees earned for the administration of our assumed business in Texas due to the company’s decision to write more of its Texas business through one of its own insurance subsidiaries as opposed to a third party insurer. This change caused a corresponding reduction in operating expenses as assumed reinsurance commissions also decreased by $2.1 million. The remainder of the change included a $2.1 million increase in revenues from our consumer products, including our Direct prepaid Visa program and Direct Cash Advance, which was largely offset by lower commission and service fees related to a decline in the sale of ancillary insurance products.
     For the year ended December 31, 2005 and 2004, the ratio of ancillary income to gross premiums earned was 19.8% and 20.7%, respectively, and the ratio of ancillary income to operating expenses was 64.3% and 85.8%, respectively.
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
     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Net investment income increased to $14.7 million in 2005 from $10.8 million in 2004 primarily as a result of a 20.0% increase in average invested assets to $358.2 million in 2005 from $298.5 million in 2004. The increase in average invested assets is primarily the result of the cash flows from operations. The average investment yield increased to 4.1% in 2005 from 3.7% in 2004 primarily as the result of the higher interest rates available for new investments in 2005.
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
Realized Gains (Losses) on Securities and Other
     Realized gains and losses on securities are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments and change in the market value of our trading portfolio.
     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Gross gains on debt securities for the year ended December 31, 2005 were $0.2 million, which were more than offset by gross losses of $1.2 million. The sale of certain debt securities during the year were primarily driven by adjustments to the portfolio in conjunction with the changing interest rate environment. Comparatively, in 2004, we realized gross gains on debt securities of $0.4 million, which were more than offset by gross losses of $0.9 million, as we repositioned our bond portfolio based on our investment guidelines for changes in market conditions and other factors.
     The Company also has a trading portfolio primarily consisting of futures contracts, swaps, and other derivative instruments. In 2005, we also realized gross gains of $2.6 million and gross losses of $1.9 million on closed contracts in this trading portfolio, as compared to 2004 where we realized gross gains of $2.4 million and gross losses of $2.2 million. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized (losses) gains on securities and other” in our consolidated statement of operations. The net unrealized gain (loss) on open contracts increased to a $0.2 million gain in 2005 from a $0.1 million loss in 2004. The 2005 net gain was comprised of gross unrealized gains of $0.4 million and gross unrealized losses of $0.2 million. For the year ended December 31, 2004, “net realized (losses) gains on securities and other” included a net gain of $0.3 million related to the increase in the market value of open contracts.
     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Gross gains on debt securities for the year ended December 31, 2004 were $0.4 million, which were more than offset by gross losses of $0.9 million. The sale of certain debt securities during the year were primarily driven by adjustments to the portfolio in conjunction with the changing interest rate environment. Comparatively, in 2003, we realized gross gains on debt securities of $2.6, which were partially offset by gross losses of $0.6 million, as we repositioned our bond portfolio based on our investment guidelines for changes in market conditions and other factors.
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
     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. For the year ended December 31, 2005, insurance losses and loss adjustment expenses increased to $305.8 million from $282.0 million in 2004, an increase of $23.8 million. This increase is generally consistent with the overall premium growth and increase in net business we retained. Our net loss ratio was 75.7% in both 2005 and 2004. During both 2005 and 2004, there was an unusually high level of catastrophic losses, which increased our annual loss ratios by approximately 0.8 points and 0.7 points, respectively.
     Reserve Development. We perform an actuarial analysis of our loss reserves each quarter, which encompasses an analysis of developing loss experience from all coverages and states in which we operate. During 2005, we increased our estimate of incurred losses for prior accident years by approximately $6.8 million, which resulted in a 1.7 point increase in our 2005 loss ratio. Approximately $5.8 million of this increase was attributable to Florida where we experienced higher than expected ultimate severity trends in the personal injury protection (“PIP”) coverage, a portion of which related to the runoff of claims from the Miami market, and higher ultimate frequency and severity trends in the property damage coverage, largely associated with an increase in post-closing payments. Comparatively, during 2004 we increased our estimate of incurred losses for prior accident years by approximately $6.3 million, which also resulted in a 1.7 point increase in our 2004 loss ratio.
     We have taken a number of actions to improve our overall loss trends in Florida and address the sources of adverse loss reserve development. In October 2004, we ceased writing new business policies in the Miami market due to the high levels of fraudulent activity, which has improved our Florida loss experience and reduced some of the volatility in the underlying claims data. During 2005, we replaced a third party bill review system that we had been using in our personal injury protection unit to identify duplicate bills and charges for procedures that did not correspond with the diagnosis, with an internally developed program that essentially performed the same review. By eliminating the outside vendor, we have been able to expedite the settlement process while saving the cost of the service and reducing interest costs. We also reinforced our claims closure guidelines to reduce the number and amount of post-closing payments on property damage claims by keeping those files, which have been specifically identified as having the potential for subrogation payments, open for a longer period of time. Finally, we continued to refine our actuarial reserving methodology for personal injury protection claims that started as part of our fourth quarter 2004 review. We believe that these changes have enabled us to expedite the settlement process, reduce certain loss adjustment expenses, and provide a more refined set of data to be used in our loss reserve analysis.
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

     Reserve Development. As a result of our fourth quarter 2004 actuarial analysis, based upon adversely developing loss trends, we increased our estimate of ultimate incurred losses by approximately $11.2 million, including the related effect of a reduction in ceding commission. Our estimates of incurred losses for accidents that occurred in the first three quarters of 2004 increased by approximately $7.0 million. We considered these adverse trends in determining our estimates for incurred losses attributable to accidents that occurred during the fourth quarter of 2004, which we estimate these trends increased our reserves by approximately $2.0 million. During 2004, we increased our estimate of incurred losses for prior accident years by approximately $6.3 million, approximately $2.2 million of this was recorded during the fourth quarter.
     The prior year development of $6.3 million resulted in a 1.7 point increase in our 2004 loss ratio. Our 2004 loss ratio would have been 74.0% excluding the impact of the adverse development relating to prior years. Approximately $4.5 million of this increase was attributable to higher than expected frequency and severity trends in the Florida personal injury protection (“PIP”) and property damage coverages that were partially offset by better than expected loss trends in bodily injury coverage. A significant component of the increase in PIP reserves was related to higher than expected reported frequency and closed with payment trends, which we believe was considerably affected by increased fraud activity in the Miami market. For example, we estimate that reported frequency on Florida PIP claims in the Miami market increased over 15.8% from the first quarter to the third quarter of 2004, while during the same period, the reported PIP frequency for the remainder of the Florida markets decreased by 7.3%. In addition to our development in Florida, we increased our prior year estimate of incurred losses in Tennessee by approximately $1.1 million. This increase was principally a result of increases to expected bodily injury frequency trends and increases to the expected average severity of property damage claims.
     During 2003 and 2004, we endeavored to improve our personal injury protection loss trends in the Miami market, principally by adjusting rates and enhancing our claims SIU presence in the Miami market. In addition, we expected that our Miami results would benefit from some of the fraud prevention initiatives that were a part of the Florida Motor Vehicle Insurance Affordability Reform Act of 2003 (the “Act”). While these changes did, at times, appear to improve our trends, they were not sufficient to improve our loss ratio to our target. As a result, in October 2004, we decided to stop writing new business in the Miami market.
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
     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Operating expenses increased 24.5% to $141.9 million for the year ended December 31, 2005 from $114.0 million in 2004. The largest component of this increase related to ceded reinsurance commissions. The Company receives reinsurance commissions on the premiums ceded to its reinsurers, which represent the reinsurers reimbursement of underwriting expenses associated with the business they assume. These reinsurance commissions, which are included as a component of our net SGA Costs, decreased to $6.9 million in 2005 from $15.4 million in 2004 as we continued to reduce the level of premiums ceded to reinsurers. Gross operating expenses, which exclude the effect of ceded reinsurance commissions, increased $19.4 million or 15.0% during 2005. Approximately $8.7 million of this increase was attributable to our expansion states, including approximately $6.3 million in Texas and approximately $2.4 million of costs related to our sales office development in Missouri and Virginia. The primary drivers of the remaining expense increases included a $2.8 million increase in interest expense, generally caused by the interest on the new junior subordinated debentures and the higher interest rate environment; a $2.2 million increase in advertising costs in our core states; a $1.0 million increase in professional fees, primarily legal fees, and an overall increase in general corporate expenses.
     Advertising costs in total increased to $13.2 million in 2005 from $8.5 million in 2004, with approximately $2.5 million of this increase related to our expansion states where there was minimal advertising in the prior year. The remainder of the increase related to our marketing initiatives in our existing states including an increase in costs related to more targeted television media buys, an upgrade in the quality of the ads, and the outsourcing of certain creative components. We expect our advertising costs will continue to increase in 2006 to approximately $18 million as we continue to focus on many of these same initiatives and develop our grass roots marketing campaign. In 2006, we expect to allocate approximately $2.0 million toward the development of this strategy.
     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Operating expenses increased 40.9% to $114.0 million for the year ended December 31, 2004 from $80.9 million in 2003. The largest component of this increase related to ceded reinsurance commissions, which decreased to $15.4 million in 2004 from $33.7 million in 2003 as we reduced the level of premiums ceded to reinsurers. Gross operating expenses, which exclude the effect of ceded reinsurance commissions, increased $14.9 million or 13.0% during 2004. Approximately $5.4 million of this increase was attributable to our expansion states, primarily Texas, but it also includes some initial start up costs in Missouri and Virginia. In addition, our health insurance costs increased $3.1 million, our corporate insurance costs increased $1.2 million generally as a result of being a public company for a full year, and our expenses for accounting services increased by approximately $0.7 million largely associated with implementing and documenting our compliance with the Sarbanes-Oxley Act. The remaining increases related to general growth and expansion, which were partially offset by the savings we achieved by converting the cost structure of the 42-office Cash Register agency, which we acquired in November 2003, from a variable (commission-based) structure to the largely fixed cost structure provided by our business model in 2004.
Income Taxes
     We file a consolidated federal income tax return that includes all of our subsidiaries other than our two life insurance subsidiaries, which file separate federal income tax returns. The statutory rate used in calculating our tax provision was 35% and our effective tax rates for the years ended December 31, 2005, 2004 and 2003 were 37.5%, 36.6%, and 36.7%, respectively.
     Income tax expense differed from the amounts computed at the statutory rate as demonstrated in the following table:

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Income before income taxes	$62.4	$85.1	$68.0

Provision for taxes at the statutory rate	$21.8	$29.8	$23.8
Increase (reduction) in taxes for:
Tax-exempt interest income	(0.5)	(0.5)	(0.6)
State income taxes	2.0	2.6	2.0
Other, net	0.1	(0.8)	(0.3)

Income tax expense	$23.4	$31.1	$24.9

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

     Under state insurance laws, dividends, which must be paid from earned surplus, and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. Our insurance companies collectively paid dividends of $1.7 million, $1.0 million and $1.0 million to Direct General Corporation in 2005, 2004 and 2003, respectively. These dividends were generally reinvested in the capital of other insurance subsidiaries. Prior approval from state insurance regulatory authorities is generally required in order for our insurance companies to declare and pay extraordinary dividends to us. The maximum amount of dividend capacity available for payment to Direct General Corporation during 2006 by our insurance subsidiaries without seeking regulatory approval is $18.1 million. Dividends from our premium finance subsidiary are limited by the minimum capital requirements in applicable state regulations and by covenants in our bank loan agreements, which require approval of our lenders. There are no restrictions on the payment of dividends from our agency, administrative and other non-insurance subsidiaries, other than typical state corporation law requirements to avoid insolvency. In addition, the NAIC Model Act for Risk Based Capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired; a low RBC ratio would prevent an insurance company from paying dividends. At December 31, 2005, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part.
     Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $61.1 million in 2005, $67.0 million in 2004 and $67.1 million in 2003. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.
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
     Capital Raising — Secondary Offering. In March 2004, we completed a secondary offering whereby selling shareholders sold 3,314,015 shares of common stock. As a result of the exercise of the over-allotment option by the underwriters of the secondary offering, we issued and sold an additional 497,102 common shares in April 2004, which resulted in net proceeds to us (after deducting issuance costs) of approximately $16.0 million. During 2004, we used approximately $11.5 million of the proceeds to increase our investment in our insurance subsidiaries. The remaining proceeds have not been permanently deployed to date and generally have been used to reduce the amount outstanding under the premium finance revolving credit facility described below.
     Common Stock Repurchase. During 2005, the Company repurchased 2,157,871 shares of its outstanding common stock for an aggregate price of approximately $40.1 million. Under prior approval by the Board of Directors, the Company has the discretionary authority to buyback up to an additional $10.0 million of its outstanding common stock prior to the end of January 2007, in accordance with its capital management strategies.
     Capital Raising — Trust Preferred Securities. In September 2005, Direct General Statutory Trust I (“DGST I”), a wholly owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,238 shares of common securities to the Company, also at $1,000 per share. The sole assets of DGST I are $41.2 million of junior subordinated debentures issued by the Company. The debentures will mature on September 15, 2035 and are redeemable by the Company in whole or in part beginning on

September 15, 2010, at which time the preferred securities are callable. The debentures pay a fixed rate of 7.915% until September 15, 2010, after which the rate becomes variable.
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
     Approximately $20.0 million of the proceeds from the issuance of the trust preferred securities were used for the stock repurchase program. The remainder, which was used to temporarily reduce the amount outstanding under the premium finance revolving credit facility, will ultimately be used for general corporate purposes including, but not limited to, pursuit of the Company’s growth and operating strategy, stock repurchases and/ or other general corporate purposes.
     Premium Finance Revolving Credit Facility. Our premium finance operations are supported by a revolving credit agreement with a group of banks. The size of the facility was $190.0 million, of which $150.0 million was outstanding at December 31, 2005, and it has a maturity of June 30, 2007. We would expect to continue the practice of periodically increasing the size of the facility to support the growth in premiums, however, there is the risk that our attempt to increase this revolving credit line facility would not be successful, in which case we would be forced to seek alternative methods of financing premiums.
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
     Amounts outstanding under this facility were $150.0 million and $135.2 million as of December 31, 2005 and 2004, respectively. The average balances outstanding under this facility were $112.8 million in 2005 and $102.0 million in 2004. Interest on the facility is payable quarterly and all outstanding advances and accrued interest are due on or before June 30, 2007. The weighted average interest rate in effect was 5.2% in 2005 and 3.4% in 2004. The loan is principally secured by our finance receivables of our premium finance subsidiaries and is guaranteed by Direct General Corporation. See Note 6 to our audited consolidated financial statements included in this report for further discussion regarding our current outstanding debt.
     In an effort to manage our interest rate risk related to our premium finance revolving credit agreement, effective November 1, 2001, we purchased a derivative instrument known as a zero-cost collar from JP Morgan Chase Bank, NA. This derivative instrument requires monthly settlements whereby we pay the difference to the extent the then current 30-day LIBOR rate is below the floor of 5.05% on $25 million and receive the excess of the 30-day LIBOR rate over the cap of 5.05% on $50 million. This derivative instrument was designed to reduce our exposure to changes in LIBOR under our bank loan facilities. Payments associated with the floor were $0.4 million, $0.9 million, and $1.0 million and for the years ended December 31, 2005, 2004 and 2003, respectively, and were reported in the income statement as interest expense. This derivative instrument terminated on November 1, 2005.
     Effective August 1, 2005, the Company entered into an interest rate swap under which the Company pays a fixed rate of 4.255% and receives 1 month Libor. This swap qualifies as a hedge under SFAS 133, and therefore the fair market value of this derivative instrument is reported as a separate component of shareholders’ equity on an after-tax basis. The pre-tax fair value of this derivative was an unrealized gain of $1.1 million at December 31, 2005. Payments associated with the swap were $0.1 million in the year ended December 31, 2005 and were reported in the income statement as interest expense. See Note 12 to our audited consolidated financial statements included in this report for further discussion on these derivative instruments.
     For the year ended December 31, 2005, we received net proceeds of $40.0 million from the issuance of the trust preferred securities. Repurchases of common stock totaled $40.1 million and the Company received $0.6 million from the exercise of employee stock options. During 2005, we had net proceeds under our premium finance revolving credit facility of $14.8 million and net proceeds of $1.4 million of principal associated with other notes and capital lease obligations. Interest paid on outstanding indebtedness totaled $8.5 million and dividends paid on common stock were $3.4 million for the year.
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
     Contractual Obligations. The following table summarizes estimated payments under our contractual obligations as of December 31, 2005.

	Payments due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	($ in millions)
Premium finance revolving credit facility	$150.0	$—	$150.0	$—	$—
Other notes payable	3.0	1.7	1.3	—	—
Debentures payable	41.2	—	—	—	41.2
Loss and loss adjustment expense reserves	113.9	99.9	12.3	1.1	0.6
Capital leases obligations	2.8	1.5	1.1	0.2	—
Operating leases obligations	18.6	7.7	9.4	1.5	—

Total	$329.5	$110.8	$174.1	$2.8	$41.8

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
     As of December 31, 2005, the amount of unsecured reinsurance recoverables was $19.4 million or 8.2% of shareholders’ equity as compared to $24.5 million or 10.0% of shareholders’ equity at December 31, 2004. In addition, the largest unsecured recoverable from a single reinsurer was $8.7 million at December 31, 2005, which was due from Dorinco Reinsurance Company, a subsidiary of Dow Chemical, rated A- (Excellent) by A.M. Best.

Investments
     We had total debt securities, cash, cash equivalents and short-term investments of $456.2 million as of December 31, 2005. The following table summarizes our debt securities, cash, cash equivalents and short-term investments as of the dates indicated.

			% of Total
			at Fair
	Amortized Cost	Fair Value	Value
	($ in millions)
December 31, 2005
Debt securities, available for sale	$395.2	$388.0	85.1%
Cash and cash equivalents	64.5	64.5	14.1%
Short-term and other investments	3.7	3.7	0.8%

Total	$463.4	$456.2	100.0%

December 31, 2004
Debt securities, available for sale	$334.8	$334.8	82.2%
Cash and cash equivalents	71.0	71.0	17.4%
Short-term and other investments	1.7	1.7	0.4%

Total	$407.5	$407.5	100.0%

     Investment Strategy. We believe that our investment portfolio is highly liquid and consists substantially of readily marketable, investment-grade debt securities. We currently do not invest in equity securities or securities with exposure to foreign currency risk. Effective April 1, 2003, Bank One Investment Advisors and U.S. Bancorp Asset Management provide our investment portfolio management advisory services. Prior to March 31, 2003, our investment advisors were Deutsche Asset Management. These advisors operate under investment guidelines approved by our investment committee. These guidelines emphasize:
•	preservation of capital with a focus on total return;

•	achieving the highest risk adjusted after tax return; and

•	diversification in order to reduce risk.
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
     Our investment guidelines also permit us to invest up to 2% of the fair value of our investment portfolio in alternative investments, including commodities. Within those guidelines, we invested $1.0 million in September 2002 in a managed trading account with a commodities trading company. Net realized gains from the trading activities have continually been reinvested and the fair value of this account has increased to $4.2 million as of December 31, 2005. This investment represents approximately 1% of our entire investment portfolio. Generally, only 15% of the account balance is invested in commodities and related investments and the remaining portion of the account balance is held in cash, cash equivalents and U.S. Treasury obligations. Because this is a “margin” account, the ultimate losses generated by this investment may greatly exceed the portion of the account balance so invested. However, we reduce the risk of margin call by limiting our investment to 15% of the account balance. In addition, we closely monitor the performance of the account in an effort to reduce the risk of losses. During 2005, we realized gross gains of $2.6 million and gross losses of $1.9 million on closed contracts in our trading portfolio. Since the trading portfolio, which primarily consists of futures contracts, swaps, and other derivative instruments, represents a speculative investment and does not represent a hedge, all open contracts are marked to market with the change in market values included in “net realized gains (losses) on securities and other” in our consolidated statement of operations. The net unrealized gain (loss) on open contracts increased to a net gain of $0.2 million from a net loss of $0.1 million in 2004. This net gain was comprised of gross unrealized gains of $0.4 million and gross unrealized losses of $0.2 million. For the year ended December 31, 2005, “net realized (losses) gains on securities and other” included a net gain of $0.3 million related to the increase in the market value of open contracts.
     Debt Securities. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of December 31, 2005, the net unrealized loss on the fixed maturity portfolio was $7.2 million, comprised of gross unrealized gains of $0.7 million and gross unrealized losses of $7.9 million. At December 31, 2004, the fair value of our investment portfolio was equal to the amortized cost of the portfolio so there were no net unrealized gains or losses. The increase in net unrealized losses during 2005 was generally attributable to the increasing interest rate environment and not due to deterioration of the credit quality of the portfolio.
     We realized a net pretax loss on the sale of securities of $0.9 million in 2005. Comparatively, we realized pretax net losses of $0.5 million in 2004 when we repositioned our portfolio for changes in market conditions and other factors. The weighted average book yield of the portfolio was 4.1% for 2005, 3.9% for 2004 and 3.7% for 2003. The effective duration of our investment portfolio was 4.4 years at December 31, 2005 compared to 4.2 years at December 31, 2004.
     We monitor our investment results by comparing the total return on our portfolio of debt securities to the total return for a customized benchmark based on a blend of Lehman indices. Total return is comprised of interest income and the change in the fair value of the securities. Because we have a portion of our portfolio invested in the municipal obligations of Tennessee, Louisiana, and Mississippi in an effort to maximize the premium tax credits available to us, we separately evaluate the total return of our taxable and tax-exempt securities by comparing them to customized benchmarks for each investment class. During 2005, our portfolio yield lagged the customized benchmark primarily as a result of holding higher quality securities than the index. The total return on our portfolio of debt securities was 4.1% in 2005, 3.7% in 2004, and 3.7% in 2003.
     The following table presents the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities in our investment portfolio as of the dates indicated.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)
December 31, 2005
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$67.8	$0.1	$1.4	$66.5
Obligations of states and political subdivisions	70.2	0.4	0.6	70.0
Corporate debt securities
Banks and financial institutions	96.1	0.1	2.3	93.9
Credit cards and auto loans	81.3	—	1.5	79.8
Industrial	37.2	—	0.9	36.3
Insurance	9.2	—	0.3	8.9
Telecommunications	16.0	0.1	0.5	15.6
Utilities	17.4	—	0.4	17.0

Total corporate debt securities	257.2	0.2	5.9	251.5

Total	$395.2	$0.7	$7.9	$388.0

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$52.3	$0.3	$0.7	$51.9
Obligations of states and political subdivisions	62.5	1.3	0.1	63.7
Corporate debt securities
Banks and financial institutions	74.4	0.4	0.7	74.1
Credit cards and auto loans	73.4	0.1	0.9	72.6
Industrial	34.7	0.4	0.3	34.8
Insurance	8.4	—	0.1	8.3
Telecommunications	15.5	0.3	0.1	15.7
Utilities	13.6	0.2	0.1	13.7

Total corporate debt securities	220.0	1.4	2.2	219.2

Total	$334.8	$3.0	$3.0	$334.8

     The amortized cost and fair value of debt securities in our investment portfolio as of December 31, 2005, by contractual maturity, is shown below.

	Amortized Cost	Fair Value
	($ in millions)
Years to maturity:
One or less	$14.1	$14.0
After one through five	175.6	172.4
After five through ten	125.3	123.0
After ten	80.2	78.6

Total	$395.2	$388.0

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
     All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of December 31, 2005. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade. The quality distribution of our investment portfolio as of December 31, 2005 was as follows:

		Amortized		% of Total
S&P Rating	NAIC Rating	Cost	Fair Value	at Fair Value
	($ in millions)
AAA	1	$153.3	$150.7	38.9%
AA	1	32.6	32.3	8.3%
A	1	105.7	103.6	26.7%
BBB	2	35.6	34.7	8.9%
B	2	0.8	0.8	0.2%
Agency	1	67.2	65.9	17.0%

		$395.2	$388.0	100.0%

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
     As of December 31, 2005, the impact of an immediate 100 basis point increase in market interest rates on our debt securities portfolio would have resulted in an estimated decrease in fair value of 4.4%, or approximately $17.2 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our debt securities portfolio would have resulted in an estimated increase in fair value of 4.4%, or approximately $17.2 million.
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
     Based upon our analysis, we believe that we will recover all contractual principal and interest payments related to those securities that currently reflect unrealized losses and that we have the ability and intent to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to our results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity.
     As of December 31, 2005, cash and investments carried at fair value totaling approximately $16.9 million were on deposit with state insurance regulatory authorities. Additionally, investments carried at fair value totaling approximately $3.6 million had been pledged to an unaffiliated insurer to secure our assumed reinsurance obligations.
     Cash and Cash Equivalents. Our balance in cash and cash equivalents was $64.5 million and $71.0 million as of December 31, 2005 and 2004, respectively. At December 31, 2005, cash and cash equivalents totaling approximately $9.0 million were held in reinsurance security trust accounts for the benefit of certain unaffiliated insurers in order to secure our assumed reinsurance obligations.
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
     The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2005. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the “COSO Report”, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
     Ernst & Young LLP, the Company’s independent registered public accounting firm has audited the financial statements presented in this Form 10-K. Ernst & Young LLP has also audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of that effectiveness as of December 31, 2005, as stated on their report included on the following page of this Form 10-K.
Direct General Corporation
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors
Direct General Corporation and Subsidiaries
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Direct General Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Direct General Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Direct General Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Direct General Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Direct General Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Direct General Corporation and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Direct General Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct General Corporation and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Direct General Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 9, 2006

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Revenues
Premiums earned	$404,099	$372,506	$228,529
Finance income	44,401	49,190	44,886
Commission and service fee income	46,777	48,630	33,579
Net investment income	14,704	10,808	6,730
Net realized gains (losses) on securities and other	71	(43)	3,393

Total revenues	510,052	481,091	317,117

Expenses
Insurance losses and loss adjustment expenses	305,755	281,969	168,196
Selling, general and administrative costs	133,588	108,532	74,493
Interest expense	8,300	5,484	6,376

Total expenses	447,643	395,985	249,065

Income before income taxes	62,409	85,106	68,052
Income tax expense	23,398	31,121	24,960

Net income	39,011	53,985	43,092

Preferred stock dividends — Series B	—	—	345

Net income available to common shareholders	$39,011	$53,985	$42,747

Earnings per Share
Basic earnings per common share	$1.83	$2.44	$2.74

Diluted earnings per common share	$1.82	$2.38	$2.20

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $395,159 and $334,770 at December 31, 2005 and 2004, respectively)	$388,032	$334,816
Short-term investments and other invested assets	3,688	1,663

Total investments	391,720	336,479
Cash and cash equivalents	64,527	70,988
Finance receivables, net	214,796	214,180
Reinsurance balances receivable	27,083	35,671
Prepaid reinsurance premiums	24,440	29,544
Deferred policy acquisition costs	13,804	12,666
Income taxes recoverable	4,692	7,177
Deferred income taxes	21,915	20,040
Property and equipment, net	18,346	15,823
Goodwill and other intangible assets, net	31,621	22,188
Other assets	28,068	22,696

Total assets	$841,012	$787,452

Liabilities and Shareholders’ Equity
Loss and loss adjustment expense reserves	$131,408	$124,858
Unearned premiums	214,715	223,303
Reinsurance balances payable and funds held	32,024	33,996
Accounts payable and accrued expenses	12,550	11,949
Notes payable	153,009	135,626
Debentures payable	41,238	—
Capital lease obligations	2,636	3,772
Payable for securities	3,187	510
Other liabilities	12,713	8,357

Total liabilities	603,480	542,371

Shareholders’ equity
Common stock, no par; authorized shares — 100,000.0; issued shares — 20,339.2 and 22,360.0 at December 31, 2005 and December 31, 2004, respectively	69,700	109,163
Retained earnings	171,780	136,178
Accumulated other comprehensive (loss) income:
Net unrealized (depreciation) appreciation on investment securities	(4,633)	30
Net gain (loss) on cash flow hedge	685	(290)

Total shareholders’ equity	237,532	245,081

Total liabilities and shareholders’ equity	$841,012	$787,452

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2005, 2004 and 2003
				Accumulated
	Series B			Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity
	(In thousands)
Balances at January 1, 2003	$9,219	$9,037	$43,842	$1,645	$(4,548)	$59,195
Comprehensive income:
Net income	—	—	43,092	—	—	43,092
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	—	(2,093)	—	(2,093)
Net change during the year related to cash flow hedge	—	—	—	255	—	255

Total comprehensive income						41,254

Dividends on preferred stock	—	—	(345)	—	—	(345)
Dividends on common stock	—	—	(854)	—	—	(854)
Common stock issued for conversion of Series A and Series B preferred stock (5,264.0 shares)	(9,219)	14,904	—	—	—	5,685
Common stock issued for exercise of warrant (195.1 shares)	—	800	—	—	—	800
Common stock issued pursuant to initial public offering, net of $7,122.2 issue costs (3,750.0 shares)	—	71,628	—	—	—	71,628
Exercise of stock options (24.0 shares)	—	65	—	—	—	65
Purchase of treasury stock (1.6 shares)	—	—	—	—	(33)	(33)
Retirement of treasury stock (1,330.0 shares)	—	(4,581)	—	—	4,581	—

Balances at December 31, 2003	—	91,853	85,735	(193)	—	177,395
Comprehensive income:
Net income	—	—	53,985	—	—	53,985
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	—	(665)	—	(665)
Net change during the year related to cash flow hedge	—	—	—	598	—	598

Total comprehensive income						53,918

Dividends on common stock	—	—	(3,542)	—	—	(3,542)
Common stock issued pursuant to secondary offering, net of $246.6 issue costs (497.1 shares)	—	15,971	—	—	—	15,971
Compensatory stock options	—	279	—	—	—	279
Exercise of stock options (512.3 shares)	—	1,060	—	—	—	1,060

Balances at December 31, 2004	—	109,163	136,178	(260)	—	245,081
Comprehensive income:
Net income	—	—	39,011	—	—	39,011
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	—	(4,663)	—	(4,663)
Net change during the year related to cash flow hedge	—	—	—	975	—	975

Total comprehensive income	—	—	—	—	—	35,323

Dividends on common stock	—	—	(3,409)	—	—	(3,409)
Common stock repurchase (2,157.9 shares)	—	(40,075)	—	—	—	(40,075)
Compensatory stock options	—	55	—	—	—	55
Exercise of stock options (137.0 shares)	—	557	—	—	—	557

Balances at December 31, 2005	$—	$69,700	$171,780	$(3,948)	$—	$237,532

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Operating activities
Net income	$39,011	$53,985	$43,092
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on securities and other	(71)	43	(3,393)
Depreciation and amortization	9,456	5,809	4,514
Deferred income taxes	111	(1,466)	(5,822)
Changes in operating assets and liabilities:
Finance receivables, net	(616)	(12,909)	(34,336)
Reinsurance balances receivable	8,466	21,801	(6,598)
Prepaid reinsurance premiums	5,104	26,853	26,251
Deferred policy acquisition costs	(1,138)	(1,234)	(3,267)
Income taxes recoverable/payable	2,760	(9,546)	(813)
Loss and loss adjustment expense reserves	6,550	12,240	25,720
Unearned premiums	(8,588)	10,053	40,279
Reinsurance balances payable and funds held	(2,287)	(28,227)	(14,499)
Accounts payable and accrued expenses	599	(1,204)	(524)
Other	1,771	(9,221)	(3,497)

Net cash provided by operating activities	61,128	66,977	67,107

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	81,141	117,194	96,675
Purchase of debt securities available-for-sale	(140,337)	(185,100)	(239,291)
Payable for securities	2,677	510	—
Net sales (purchases) of short-term investments	426	(341)	1,423
Purchase of common stock in trust	(1,238)	—	—
Purchase of property and equipment, net	(8,879)	(7,649)	(5,380)
Purchase of insurance agency assets	(5,560)	—	(13,792)
Purchase of insurance companies	(10,432)	(7,330)	—

Net cash used in investing activities	(82,202)	(82,716)	(160,365)

Financing activities
Repurchase of common stock	(40,075)	—	—
Issuances of common stock	612	17,031	72,493
Net proceeds from (payments on) borrowings	18,258	(12,511)	34,063
Proceeds from debentures issued	41,238	—	—
Payment of principal on borrowings	(2,011)	(1,593)	(11,751)
Payment of dividends on common stock	(3,409)	(3,542)	(1,199)
Purchase of treasury stock	—	—	(33)

Net cash provided by (used in) financing activities	14,613	(615)	93,573

Net (decrease) increase in cash and cash equivalents	(6,461)	(16,354)	315
Cash and cash equivalents at beginning of period	70,988	87,342	87,027

Cash and cash equivalents at end of period	$64,527	$70,988	$87,342

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,451	$5,484	$5,565
Income taxes	20,527	42,507	30,756
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
  Commission Income
     The Company’s insurance agencies receive commission income on the sale of ancillary insurance products offered by non-affiliated insurance companies. Commissions are generally recognized into income when the ancillary insurance policies are issued, net of a provision for return commissions on anticipated cancellations. The commissions received are calculated as a straight percentage of premiums produced and are not contingent upon achieving volume, profitability or other financial goals.
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
     The Company’s investment portfolio is primarily exposed to interest rate risk and to a lesser extent market and credit risk. The fair value of our portfolio is directly impacted by changing interest rates, market conditions and financial conditions of the issuer. The Company examines its portfolio on at least a quarterly basis for evidence of impairment with a particular emphasis on those securities with unrealized losses that satisfy certain conditions. Some of the factors that the Company considers in evaluating a security for other than temporary impairment include the duration and extent to which the fair value has been less than amortized cost, the reasons for the unrealized loss, including market conditions or changes in the financial condition of the issuer, and the Company’s ability and intent to hold the investment until maturity, or at least until there is a recovery in fair value. If an investment becomes other than temporarily impaired, such impairment is treated as a realized loss and the investment is adjusted to fair value. Realized investment gains and losses are recognized using the specific identification method.
     Cash and cash equivalents include interest-bearing time deposits with original maturities of three months or less.

Deferred Policy Acquisition Costs
     Policy acquisition costs include advertising, commissions, premium taxes and certain other underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and are reported net of the related ceding commission received from reinsurers. Such deferred policy acquisition costs are being amortized over the effective period of the related insurance policies. Amortization charged to operations amounted to $39,429,000, $33,328,000 and $26,271,000 in 2005, 2004 and 2003, respectively. The Company considers anticipated investment income in determining the recoverability of these costs and believes they will be fully recovered over the next twelve months.
Property and Equipment
     Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are principally as follows: computer hardware and software (3-5 years), furniture and equipment (3-7 years), leasehold improvements (3-14 years based on the expected remaining life of the lease) and Company-owned buildings and related improvements (31.5 years). Property and equipment includes software developed and capitalized for internal use.
  Goodwill and Other Intangible Assets
     Goodwill represents the amount by which the cost of acquired net assets exceeds their related fair value. Other intangible assets includes the costs of specifically identifiable intangible assets, primarily licenses. In accordance with Financial Accounting Standards No. 142, the carrying value of goodwill and other intangible assets is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on its most recent analysis, the Company believes that no impairment of goodwill and other intangible assets exists at December 31, 2005.
  Cash Flow Hedge
     The Company uses various derivative financial instruments known as interest rate collars and interest rate swaps primarily for the purpose of hedging exposures to the variability in future cash flows associated with fluctuating interest rates on its revolving credit agreement. At the inception of each derivative contract and at least quarterly thereafter, the Company formally documents and updates the risk management strategy, the underlying exposure of the hedge, and the effectiveness of the hedging transaction in offsetting changes in the fair value or cash flows of the exposure being hedged. These derivatives are recorded at fair value on the balance sheet with the changes in fair value recognized in earnings or other comprehensive income. Gains or losses reported in other comprehensive income are reclassified into income in the period in which earnings are affected by the underlying hedged item. The ineffective portion of the hedges, if any, is recognized in earnings in the current period.
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
     A valuation allowance for deferred tax assets is provided for all or some portion of the deferred tax asset when it is more likely than not that an amount will not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset is included in income. The Company believes its deferred tax assets are fully realizable at December 31, 2005.

  Stock Split
     Effective August 11, 2003, the Company effected a stock split pursuant to which each outstanding share of the Company’s common stock became 12 new shares of common stock (see Note 10). The Company has adjusted all share and per share amounts in the financial statements and accompanying notes to reflect the 12 for 1 split.
  Stock Options
     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. Using the intrinsic value method under APB No. 25, generally no compensation expense is recorded for employee options that are granted with an exercise price that equals or exceeds the market price at the date of grant. The disclosure provisions required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” is provided in Note 10. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share Based Payments.” The impact of this pronouncement, which requires the Company to expense the cost resulting from all share-based payments in its financial statements, is provided in Note 18.
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
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Investments
     The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities available-for-sale at December 31 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
2005
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$67,748	$51	$1,349	$66,450
Obligations of states and political subdivisions	70,161	435	643	69,953
Corporate debt securities	257,250	233	5,854	251,629

Total	$395,159	$719	$7,846	$388,032

2004
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$52,289	$289	$660	$51,918
Obligations of states and political subdivisions	62,528	1,305	84	63,749
Corporate debt securities	219,953	1,452	2,256	219,149

Total	$334,770	$3,046	$3,000	$334,816

     The fair value and gross unrealized losses of debt securities available for sale by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 are as follows:

	Less than 12 months		12 months or longer
					Total
		Unrealized		Unrealized	Unrealized
	Fair Value	Losses	Fair Value	Losses	Losses
			(In thousands)
2005
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,113	$618	$18,337	$731	$1,349
Obligations of states and political subdivisions	63,394	444	6,559	199	643
Corporate debt securities	142,758	2,282	108,871	3,572	5,854

Total	$254,265	$3,344	$133,767	$4,502	$7,846

     As of December 31, 2005, the Company has determined that all of the unrealized losses in the table above were temporary. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There were no securities with unrealized losses of greater than 10% of book value. Substantially all of the gross unrealized losses on securities at December 31, 2004 were attributable to securities purchased within the previous twelve months.
     The components of pretax net investment income and net realized gains (losses) on sales of securities for the years ended December 31 were:

	2005	2004	2003
	(In thousands)
Gross investment income:
Debt securities available-for-sale	$14,147	$10,963	$6,636
Short-term investments and cash equivalents	1,200	390	413

Gross investment income	15,347	11,353	7,049
Investment expenses	643	545	319

Net investment income	$14,704	$10,808	$6,730

Gross realized gains on investments	$2,843	$2,838	$4,341
Gross realized losses on investments	(3,049)	(3,162)	(559)
Net unrealized gain (loss) on trading portfolio	277	281	(389)

Net realized (losses) gains on securities and other	$71	$(43)	$3,393

     Realized losses on investments in 2005 include a $15,000 write-down on a security that was determined to have an other-than-temporary decline in fair value. There were no such write-downs in 2004.
     The amortized cost and fair value of debt securities available-for-sale at December 31, 2005, by contractual maturity, is shown below:

	Amortized	Fair
	Cost	Value
	(In thousands)
Years to maturity:
One or less	$14,071	$13,982
After one through five	175,612	172,420
After five through ten	125,278	123,021
After ten	80,198	78,609

Total	$395,159	$388,032

     At December 31, 2005, investments carried at market value of $16,545,000 and cash of approximately $352,000 were on deposit with regulatory authorities. Additionally, investments carried at market value of $3,559,000 were pledged to an unaffiliated insurer to secure our assumed reinsurance obligations.
3. Finance Receivables
     Finance receivables, net of unearned interest, unearned acquisition fees and deferred costs for the years ended December 31 were:

	2005	2004
	(In thousands)
Finance receivables	$221,215	$220,354
Less allowance for losses	(6,419)	(6,174)

Finance receivables, net	$214,796	$214,180

     A progression of the allowance for finance receivable losses is as follows:

	2005	2004	2003
	(In thousands)
Balance at January 1	$6,174	$5,942	$5,010
Provision for finance receivable losses	10,266	7,270	6,962
Charge-offs, net of recoveries	(10,021)	(7,038)	(6,030)

Balance at December 31	$6,419	$6,174	$5,942

     Geographic concentrations of finance receivables at December 31 are as follows:

	2005	2004
Florida	49.1%	51.0%
Tennessee	14.0	14.8
Georgia	7.0	7.5
Louisiana	5.9	7.5
Texas	4.3	—
Other states, combined	19.7	19.2

Total	100.0%	100.0%

     Finance receivables are collateralized by the unearned premiums of the related insurance policies. These finance receivables have an average remaining contractual maturity of approximately six months, with the longest contractual maturity being approximately eleven months.

4. Property and Equipment
     Property and equipment at December 31 is as follows:

	2005	2004
	(In thousands)
Land	$223	$223
Buildings and improvements	8,867	6,820
Computer hardware and software	22,296	18,815
Furniture and equipment	8,403	7,579
Projects in progress	767	637
Construction in progress	2,126	—
Capital leases:
Building	6,364	6,364
Equipment	4,495	4,338

	53,541	44,776
Less accumulated depreciation	(35,195)	(28,953)

Property and equipment, net	$18,346	$15,823

     Depreciation expense was approximately $6,602,000, $5,601,000 and $4,472,000 in 2005, 2004 and 2003, respectively.
     During April 1998, the Company entered into a sale and leaseback transaction of its building located in Baton Rouge, Louisiana. The gain of $1,068,000 is being amortized over the term of the lease. At December 31, 2005 and 2004, the unamortized portion of the deferred gain was $242,800 and $349,600, respectively, and is included as a component of other liabilities. The building under capital lease was capitalized using the Company’s average borrowing rate at inception of the lease. Depreciation expense on the capitalized building lease was $636,000 during 2005, 2004 and 2003, and related accumulated depreciation on the building under capital lease was approximately $4,773,000 and $4,137,000 at December 31, 2005 and 2004, respectively.
     The Company also leases certain computer equipment under capital lease arrangements. Depreciation expense on capitalized equipment leases during 2005, 2004 and 2003 was $491,000, $414,000 and $149,000 respectively, and related accumulated depreciation as of December 31, 2005 and 2004, was $3,839,000 and $3,348,000, respectively.
5. Insurance Losses and Loss Adjustment Expenses
     The following table provides a reconciliation of insurance loss and loss adjustment expense (LAE) reserves, net of reinsurance recoverables:

	2005	2004	2003
	(In thousands)
Balance at January 1	$124,858	$112,618	$86,898
Less reinsurance recoverables on unpaid losses	22,859	37,955	28,974

Net balance at January 1	101,999	74,663	57,924
Add losses and LAE incurred, net of reinsurance related to:
Current year	298,993	275,651	168,066
Prior years	6,762	6,318	130

Net losses and LAE incurred during the current year	305,755	281,969	168,196

Deduct losses and LAE paid, net of reinsurance, related to:
Current year	210,655	191,176	107,649
Prior years	83,243	63,457	43,808

Net claim payments made during the current year	293,898	254,633	151,457

Net balance at December 31	113,856	101,999	74,663
Plus reinsurance recoverables on unpaid losses	17,552	22,859	37,955

Balance at December 31	$131,408	$124,858	$112,618

     The Company’s net loss and LAE reserve development was primarily attributable to revisions to the Company’s estimate of ultimate frequency and severity trends. In 2005, approximately $5,800,000 of the unfavorable development was related to our Florida business, generally attributable to higher than expected severity trends on personal injury protection and property damage coverages. In 2004, approximately $4,500,000 of the unfavorable development was related to our Florida business and approximately $1,100,000 was related to Tennessee. The Florida development was largely attributable to increases in expected frequency and severity trends related to the personal injury protection and property damage coverages while the Tennessee development was generally evenly split between increases to expected bodily injury frequency trends and increases to the expected average severity of property damage claims.
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
6. Notes Payable
     Notes payable at December 31 were as follows:

	2005	2004
	(In thousands)
Premium Finance revolving credit facility	$150,000	$135,200
Corporate revolving credit facility	—	—
Other	3,009	426

Total	$153,009	$135,626

   Premium Finance Revolving Credit Facility
     The Company has maintained a revolving credit facility with a consortium of banks to fund the working capital needs of the Company’s premium finance operations since 1994. Under the terms of the current facility, interest is payable quarterly at a rate elected by the Company of either the base commercial rate of First Tennessee Bank, N.A., as “Agent”, or at 1.5% to 2.0% above LIBOR. The LIBOR spread at the time of the election is determined based upon the Company’s “Average Funded Debt to EBITDA Ratio” as defined in the agreement. At December 31, 2005, the weighted average rate in effect was 6.46%. Under terms of the current facility, the Company may borrow up to $190,000,000. As of December 31, 2005, the unused amount was $40,000,000. The current facility matures on June 30, 2007. The loan is principally secured by the stock of the first tier subsidiaries.
     The revolving credit facility contains covenants which, among other matters 1) limit the Company’s ability to incur or guarantee indebtedness, merge, consolidate and acquire or sell assets without bank approval; 2) require the Company to satisfy certain financial ratios, including those related to net worth, debt-to-equity, and profitability; and 3) restrict the payment of cash dividends on common stock. As of December 31, 2005, the Company was in compliance with all covenants related to the credit agreement.
  Corporate Revolving Credit Facility
     In December 2004, the Company entered into a $30,000,000 revolving credit facility with a consortium of banks. Under the terms of the credit facility the Company may periodically obtain advances until June 30, 2007. Interest is payable quarterly at a rate elected by the Company of either the base commercial rate of First Tennessee Bank, N.A., as “Agent”, or at 2.5% above LIBOR. Principal payments begin 18 months after advances under the credit facility reach $10,000,000 and will be determined based upon a five-year amortization schedule. The credit facility matures on June 30, 2007, with all remaining principal and interest payments being due at that time. There were no amounts outstanding under this facility as of December 31, 2005 or 2004.
Debentures payable
     In September 2005, Direct General Statutory Trust I (“DGST I”), a wholly owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,238 shares of common securities to the Company, also at $1,000 per share. The sole assets of DGST I are $41,238,000 of junior subordinated debentures issued by the Company. The debentures will mature on September 15, 2035 and are redeemable by the Company in whole or in part beginning on September 15, 2010, at which time the preferred securities are callable. The debentures pay a fixed rate of 7.915% until September 15, 2010, after which the rate becomes variable.
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
     The debentures are classified as debentures payable on the Company’s statements of financial position and the interest paid on these debentures is classified as interest expense in the consolidated statements of operations.
  Other
     The Company enters into various other credit agreements from time to time, primarily to finance the purchase of computer equipment and other assets. As of December 31, 2005, the Company has three of such credit agreements bearing interest at rates ranging from 4.50% to 4.60%. Principal and interest are payable monthly, with principal totaling $1,729,000, $649,000, and $631,000 due in 2006, 2007, and 2008, respectively. Notes in the amount of $1,900,000 are secured by computer equipment.
  Scheduled Maturities
     Aggregate principal payments due on debt outstanding at December 31, 2005 is as follows:

Principle
Payments
Due
(in thousands)
Years due:
2006	$1,729
2007	150,649
2008	631
2010 and after	41,238

Total	$194,247

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

     The Company is the beneficiary of letters of credit totaling approximately $2,446,000 and trust accounts totaling $3,352,000 in accordance with the terms of its reinsurance agreements. The letters of credit and trust accounts were unused at December 31, 2005. The largest unsecured reinsurance recoverable from a single reinsurer was $8,719,000 as of December 31, 2005, which was due from Dorinco Reinsurance Company, a subsidiary of Dow Chemical.
  Assumed Reinsurance
     The Company assumed, under quota-share reinsurance agreements, a percentage of personal automobile insurance produced for other insurers (see Note 8). As of December 31, 2005, the Company provided an unsecured letter of credit in the amount of $4,000,000, pledged investments totaling $3,559,000, and provided reinsurance security trust accounts totaling $9,006,000 for the benefit of certain unaffiliated insurers with respect to its obligations under the assumed reinsurance agreements.
     The following amounts are reflected in the financial statements as a result of reinsurance arrangements for the years ended December 31:

	Premiums	Premiums	Losses and
	Written	Earned	LAE
	(In thousands)
2005
Direct	$424,606	$431,974	$336,581
Assumed	28,367	29,588	18,769
Ceded	(52,359)	(57,463)	(49,595)

Net	$400,614	$404,099	$305,755

2004
Direct	$442,577	$432,577	$334,570
Assumed	39,300	39,246	23,946
Ceded	(72,464)	(99,317)	(76,547)

Net	$409,413	$372,506	$281,969

2003
Direct	$409,967	$370,888	$275,964
Assumed	25,220	24,021	14,164
Ceded	(140,128)	(166,380)	(121,932)

Net	$295,059	$228,529	$168,196

8. Administrative Services
     The Company’s agency subsidiaries and administrative service subsidiaries produce and administer personal automobile insurance business for other insurers. The Company receives service fees for its underwriting, policyholder administration and claims processing services. Administrative service fees earned, net of the related fronting fees and premium taxes, were approximately $7,891,000, $10,653,000 and $7,574,000 in 2005, 2004 and 2003 respectively, and are included in the caption commissions and service fee income in the Statements of Operations.
     Premiums associated with personal automobile insurance produced for other insurers and related assumed premiums are as follows:

	2005	2004	2003
	(In thousands)
Premiums produced for other carriers
Written premiums	$36,176	$47,413	$33,818
Earned premiums	37,991	47,399	34,993
Premiums assumed by the Company
Written premiums	$28,367	$39,300	$25,220
Earned premiums	29,588	39,246	24,021

9. Income Taxes
     The Company and its non-life subsidiaries file a consolidated federal income tax return, while its life subsidiaries, Direct Life Insurance Company and Direct General Life Insurance Company, file separate federal income tax returns.
     Income tax expense (benefit) is as follows:

	2005	2004	2003
	(In thousands)
Current:
Federal	$20,354	$28,228	$26,918
State	2,933	4,359	3,864

Total current	23,287	32,587	30,782
Deferred:
Federal	20	(1,180)	(5,332)
State	91	(286)	(490)

Total deferred	111	(1,466)	(5,822)

Total income tax expense	$23,398	$31,121	$24,960

     The provision for income taxes in the accompanying consolidated statements of income differed from the statutory rate of 35% as follows:

	2005	2004	2003
	(In thousands)
Income before income taxes	$62,409	$85,106	$68,052

Income tax expense at statutory rate	$21,843	$29,787	$23,818
Tax effect of:
State income taxes	1,998	2,548	2,022
Tax exempt interest	(538)	(476)	(578)
Other, net	95	(738)	(302)

Total income tax expense	$23,398	$31,121	$24,960

     The balance sheets reflect net deferred income tax asset amounts that resulted from temporary differences as of December 31 as follows:

	2005	2004
	(In thousands)
Deferred income tax assets:
Unearned premiums	$12,492	$12,854
Loss and loss adjustment expense reserves	2,809	2,677
Provision for return and unearned reinsurance commissions	652	810
Provision for return and unearned service fees	997	1,041
Provision for return commissions	932	907
Allowance for losses on finance receivables	2,247	2,130
Deferred gain on sale and leaseback	85	122
Depreciation	912	36
Net unrealized loss on available-for-sale securities	2,495	—
Unrealized loss related to cash flow hedge	—	156
Unearned policy fees	859	441
Policy acquisition costs	1,083	838
Other	1,250	1,388

Total deferred income tax assets	26,813	23,400

Deferred income tax liabilities:
Deferred policy acquisition costs	4,832	4,434
Net unrealized gains on available-for-sale securities	—	16
Unrealized gain related to cash flow hedge	369	—
Amortization	1,253	—
Other	435	993

Total deferred income tax liabilities	6,889	5,443

Net federal deferred income tax asset	19,924	17,957
State deferred income tax asset	1,991	2,083

Net deferred income tax asset	$21,915	$20,040

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

Common Stock Repurchase
     During 2005, the Company repurchased 2,157,871 shares of its outstanding common stock for an aggregate price of approximately $40,075,000. Under prior approval by the Board of Directors, the Company has the discretionary authority to buyback up to an additional $10,000,000 of its outstanding common stock prior to the end of January 2007.
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
     As of December 31, 2005, the weighted average remaining contractual life of options outstanding under both plans is approximately eight years.

     A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on these dates is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding January 1, 2003(558,036 exercisable)	702,000	1.96
Granted	924,000	21.00
Exercised	24,000	2.71

Options outstanding December 31, 2003 (610,008 exercisable)	1,602,000	12.93
Granted	131,000	31.10
Exercised	516,300	2.11
Forfeited	24,000	21.00

Options outstanding December 31, 2004 (317,700 exercisable)	1,192,700	$19.45
Granted	40,000	18.06
Exercised	137,000	4.25
Surrendered	100,000	30.96
Forfeited	25,000	31.00

Options outstanding December 31, 2005 (385,300 exercisable)	970,700	$20.05

     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its employee stock option activity in the financial statements. The Company may grant incentive stock options that qualify for certain favorable tax treatment under Section 422 of the Internal Revenue Code of 1986. It may also grant stock options that do not qualify for such favorable tax treatment. The Company generally grants employee incentive stock options at an exercise price equal to the market price at the date of grant. Employee non-qualified stock options granted at less than the market price at the date of grant and non-qualified options granted to non-employees are expensed. During 2005, the Company recorded $100,000 of expense related to options granted to both employees and non-employees to purchase 115,000 shares at an exercise price of $31.00 per share that was less than the current market price at the time of grant. During the third quarter 2005, these non-qualified stock options were voluntarily surrendered by the grantees.
     If the Company had elected to recognize stock compensation expense based on the fair value of stock options at the grant date, as prescribed by SFAS No. 123, net income available to common shareholders and basic and diluted earnings per share would have been reported as presented in the following table.

	2005	2004	2003
	(In thousands, except per share amounts)
Net income available to common shareholders, as reported	$39,011	$53,985	$42,747
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(865)	(878)	(218)

Net income available to common shareholders, pro forma	$38,146	$53,107	$42,529

Income for purposes of computing diluted earnings per share common, as reported	$39,011	$53,985	$43,386
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(865)	(878)	(218)

Income for purposes of computing diluted earnings per share common, pro forma	$38,146	$53,107	$43,168

Earnings per share
Basic — as reported	$1.83	$2.44	$2.74

Basic — pro forma	$1.79	$2.40	$2.72

Diluted — as reported	$1.82	$2.38	$2.20

Diluted — pro forma	$1.78	$2.34	$2.19

     The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant based on the following factors:

	2005	2004	2003
Expected option term	5 years	5 years	5 years
Annualized volatility rate	31.5%	35%	35%
Risk-free rate of return	4.12%	3.1% to 3.5%	3.37%
Fair value at the date of grant (weighted-average)	$18.06	$31.80	$21.00
Dividend yield	0.66%	0.76%	0.76%
Black-Scholes value	32.9%	33.3% to 33.9%	33.8%
  Reserved Shares
     As of December 31, 2005, shares of common stock have been reserved for the following :

Exercise of stock options under the 1996 Plan	53,500
Exercise of stock options under the 2003 Plan	1,651,200

Total common shares reserved	1,704,700

11. Statutory Financial Information and Accounting Policies
     The Company’s statutory-basis financial statements of its insurance subsidiaries are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each state of domicile. Each state of domicile required that insurance companies domiciled in those states prepare their statutory basis financial statements in accordance with the NAIC Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. As of December 31, 2005 and 2004, the Company’s insurance subsidiaries did not have any prescribed or permitted accounting practices that differed from NAIC statutory accounting practices.
     Statutory accounting practices differ from GAAP. Significant differences for the Company’s insurance subsidiaries were as follows:

	Net Income
	Year ended December 31,			Surplus December 31,
	2005	2004	2003	2005	2004	2003
	(In thousands)
Statutory basis amounts	$23,685	$16,121	$6,569	$169,249	$141,646	$114,050
Deferred policy acquisition costs	1,138	1,234	3,267	13,804	12,666	11,432
Deferred income taxes	(475)	1,231	4,323	5,754	2,489	1,324
Reinsurance commissions	451	3,002	850	(1,862)	(2,313)	(4,982)
Guaranty fund assessments	96	714	809	(244)	(338)	(1,052)
Unearned policy fees	(1,193)	(1,261)	—	(2,454)	(1,261)	—
Nonadmitted assets	—	—	—	887	1,370	1,539
Unrealized appreciation of securities available-for-sale	—	—	—	(6,859)	169	1,069
Other	297	211	(507)	13	134	104

GAAP amounts	$23,999	$21,252	$15,311	$178,288	$154,562	$123,484

     The Company’s insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior approval from their respective state insurance departments. For 2006, $18,062,000 in dividends is available to be paid to the Company from insurance subsidiaries without prior approval. Property and casualty insurance and life insurance companies are subject to certain Risk-Based Capital (RBC) requirements as specified by the NAIC. Under those requirements, the amount of capital maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 2005, each of the Company’s insurance subsidiaries exceeds the RBC requirements.

12. Cash Flow Hedge
     The Company maintains a $190,000,000 variable rate revolving credit agreement with a group of banks (Note 6), which subjects the Company to exposures from fluctuations in interest rates under the agreement. Effective August 1, 2005, the Company purchased an interest rate swap with a notional amount of $50,000,000 which has been designated as a hedge of variable cash flows associated with that portion of the revolving credit agreement. This derivative instrument requires monthly settlements whereby the Company pays a fixed rate of 4.255% and receives 30-day LIBOR rate, reset monthly. The derivative expires on August 2, 2010.
     Effective November 1, 2001, the Company purchased an interest rate cap and sold an interest rate floor in a combined derivative instrument known as a zero-cost collar (derivative), which was designated as a hedge of variable cash flows associated with interest rate increases above the 30-day LIBOR rate of 5.05% on a notional amount of $50,000,000 (cap) and interest rate decreases below the 30-day LIBOR rate of 5.05% on a notional amount of $25,000,000 (floor). This derivative expired on November 1, 2005.
     The Company has designated both of these derivative instruments as cash flow hedges in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133”. The credit risk associated with these contracts is limited to the uncollected interest payments and the fair market value of the derivative to the extent it has become favorable to the Company.
     The table below summarizes the amounts included in the accompanying financial statements related to these derivatives:

	As of December 31,
	2005	2004
	(In thousands)
Carrying value of derivative — asset (liability)
Interest rate collar	$—	$(446)
Interest rate swap	1,055	—

Total	$1,055	$(446)

	As of December 31,
	2005	2004
	(In thousands)
Other comprehensive income (loss), net of tax
Interest rate collar	$—	$(290)
Interest rate swap	685	—

Total	$685	$(290)

	For the year ended December 31,
	2005	2004	2003
	(In thousands)
Amounts transferred to income:
Interest expense
Interest rate collar	$402	$922	$969
Interest rate swap	78	—	—

Total interest	$480	$922	$969

13. Commitments and Contingencies
  Commitments
     The Company leases various office space and equipment. Total rent expense was approximately $11,594,000, $7,786,000 and $6,248,000 in 2005, 2004 and 2003, respectively. Approximate future minimum lease commitments for leases having an initial or remaining term of more than one year are as follows at December 31, 2005:

	Capital	Operating
	Leases	Leases
	(In thousands)
2006	$1,475	$7,710
2007	1,155	5,610
2008	205	2,527
2009	—	1,218
2010	—	958
2011	—	587

Total minimum lease payments	2,835	$18,610

Less amount representing interest	199

Present value of minimum lease payments	$2,636

Contingencies
     Baton Rouge Facility. The Company currently leases a facility in Baton Rouge, Louisiana for its administrative and customer service center. This lease is scheduled to mature in April 2008. The Company plans to expand its administrative and customer service operations to support its future growth and, in conjunction with these plans, the Louisiana Local Government Environmental and Community Development Authority (“Authority”) will construct a new facility (“Facility”) and the Company will, in turn, lease the Facility from the Authority. On October 29, 2004, the Company and certain of its subsidiaries invested $10,000,000 in Louisiana Taxable Lease Revenue Bonds (“Bonds”) in order to provide the Authority with funds to finance the acquisition of land and the construction of the Facility. Under the terms of the agreements, the ownership of the Facility will transfer to the Company and the lease will expire upon the full repayment of all principal and interest related to the Bonds, which have a scheduled maturity of June 1, 2024. Construction of the Facility is expected to begin in the summer of 2006.
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
     Short-Term Investments and Other Invested Assets — The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

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
     Notes payable — The notes payable are primarily floating-rate instruments and their carrying value approximates their fair value.
     Debentures payable — The fair values for these financial instruments were estimated using projected cash flows, discounted at rates currently being offered for similar financial instruments.
     The carrying values and fair values of certain of the Company’s financial instruments as of December 31 were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets
Debt securities available-for-sale	$388,032	$388,032	$334,816	$334,816
Short-term investments and other invested assets	3,688	3,688	1,663	1,663
Finance receivables, net	214,796	214,796	214,180	214,180
Reinsurance balances receivable	27,083	27,083	35,671	35,671
Liabilities
Reinsurance balances payable and funds held	32,024	32,024	33,996	33,996
Notes payable	153,009	153,009	135,626	135,626
Capital lease obligations	2,636	2,636	3,772	3,772
Debentures payable	41,238	40,558	—	—
15. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$39,011	$53,985	$42,747
Dividends paid to preferred shareholders	—	—	639

Income for purposes of computing diluted earnings per common share	$39,011	$53,985	$43,386

Denominator:
Weighted average common shares outstanding	21,363.8	22,114.9	15,609.4
Dilutive stock options	60.1	572.3	712.1
Dilutive warrants	—	—	84.3
Dilutive preferred stock	—	—	3,273.8

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	21,423.9	22,687.2	19,679.6

Basic earnings per common share	$1.83	$2.44	$2.74

Diluted earnings per common share	$1.82	$2.38	$2.20

16. Acquisitions
     During January 2005, the Company acquired certain assets of All American General Agency, Inc., operating primarily under the name AMCO, and the assets of two other insurance agencies, collectively operating through 82 sales offices in the state of Texas. The assets acquired included customer records and renewal rights and the operating assets of the sales offices used to conduct their agency business. The total purchase price, the majority of which was recorded as goodwill, was $5,560,000.
     In August 2005, the Company acquired a property and casualty insurance company, the assets of which consist of debt securities and licenses to conduct property and casualty business in 38 states and the District of Columbia. The purchase price was $10,400,000, of which approximately $4,400,000 was allocated to the value of the licenses acquired.
     On January 30, 2004, the Company acquired an inactive life insurance company for a total purchase price of $7,330,000 of which approximately $1,348,000 was attributable to the value of the licenses acquired. The assets of this life insurance company consist of debt securities and licenses to conduct life and/or accident and health insurance business in 43 states and the District of Columbia.
17. Quarterly Financial Data (unaudited)
     Quarterly results of operations for 2005 and 2004 are summarized as follows:

			Basic	Diluted		Stock
	Total	Net	Earnings	Earnings		Price (2)
	Revenues	Income	Per Share (1)	Per Share (1)	High	Low	Close
	(In thousands, except per share amounts)
2005
Q1	$131,711	$13,583	$0.61	$0.61	$32.62	$18.47	$20.54
Q2	131,243	11,496	0.53	0.53	20.61	15.50	18.61
Q3	125,930	7,260	0.34	0.34	20.43	16.48	19.73
Q4	121,168	6,672	0.33	0.33	19.92	15.12	16.90

	$510,052	$39,011	$1.83	$1.82	$32.62	$15.12	$16.90

2004
Q1	$111,608	$15,018	$0.70	$0.67	$36.20	$30.64	$36.20
Q2	120,591	16,018	0.72	0.70	37.18	32.06	32.24
Q3	123,762	14,348	0.64	0.63	32.72	27.61	28.92
Q4	125,130	8,601	0.38	0.38	32.65	27.90	32.10

	$481,091	$53,985	$2.44	$2.38	$37.18	$27.61	$32.10

(1)	As a result of rounding and weighted averages, the total of the four quarters’ earnings per share may not equal the earnings per share for the full year.

(2)	The Company’s Common Shares are listed on the NASDAQ National Market under the symbol of “DRCT”.
18. Recently Issued Accounting Pronouncements
     The Company periodically reviews recent accounting pronouncements issued by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, Emerging Issues Task Force, and Staff Accounting Bulletins issued by the United States Securities and Exchange Commission to determine the potential impact on the Company’s financial statements. Based on its most recent review, the Company has determined that the majority of these recently issued accounting standards either do not apply to the Company or will not have a material impact on its financial statements. However, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which will affect the manner in which the Company accounts for its share-based payment arrangements, including employee stock options. This pronouncement is effective for periods beginning after June 15, 2005. As disclosed in Note 10,

Capital Stock, the Company has historically and plans to continue to use stock options as a component of its overall compensation to employees. Accordingly, effective January 1, 2006, the Company will be required to expense the cost resulting from all share-based payment arrangements in its financial statements. The Company plans to adopt this statement using the modified prospective application, which is expected to result in annual reduction to net income of approximately $868,000 based on the number of options outstanding as of December 31, 2005.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in the reports the Company files or submits under the Exchange Act is made known to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2005. Based upon this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s Report on Internal Control is included on page 66 of this Form 10-K.
     Ernst & Young LLP, the Company’s independent registered public accounting firm that audited the financial statements in this Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. This attestation report is included on page 67 of this Form 10-K.
Changes in Internal Control over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
     All of the information called for by Part III of this report is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2006.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)(1)	Financial Statements — The following consolidated financial statements and supplementary data of the Registrant and its subsidiaries included in Part II, Item 8 in the Registrant’s 2005 Annual Report are incorporated by reference:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — For the Years Ended December 31, 2005, 2005 and 2003

Consolidated Balance Sheets — As of December 31, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity — For the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules — The following financial statement schedules of the Registrant and its subsidiaries, Report of Independent Registered Public Accounting Firm and Consent of Independent Registered Public Accounting Firm are included in Item 15(d):

Schedule I — Summary of Investments — Other Than Investments in Related Parties

Schedule II — Condensed Financial Information of Registrant

Schedule IV — Reinsurance

Schedule V — Valuation and Qualifying Accounts

Schedule VI — Supplemental Information Concerning Property and Casualty Insurance Operations

Report of Independent Registered Public Accounting Firm

Consent of Independent Registered Public Accounting Firm

No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

(a)(3) List of exhibits:

3.1	Second Amended and Restated Charter of Direct General Corporation incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.

3.2	Amended and Restated Bylaws of Direct General Corporation incorporated herein by reference to Exhibit 3.2 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.

4.1	Specimen stock certificate representing the common stock, no par value per share of Direct General Corporation incorporated herein by reference to Exhibit 4.1 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003.

10.1	Employment Agreement by and between Direct General Corporation and William C. Adair, Jr. dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.1 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.2	Employment Agreement by and between Direct General Corporation and Jacqueline C. Adair dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.2 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.3	Employment Agreement by and between Direct General Corporation and Tammy R. Adair dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.3 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.4	Employment Agreement by and between Direct General Corporation and William J. Harter dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.4 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.5	Employment Agreement by and between Direct General Corporation and Barry D. Elkins dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.5 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003 as amended by the First Amendment to Employment Agreement dated as of August 15, 2005 incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.6	Employment Agreement by and between Direct General Corporation and J. Todd Hagely dated as of August 15, 2005 incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.7	Employment Agreement by and between Direct General Corporation and Kenneth A. Collom dated as of May 20, 2003 incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed with the SEC on March 16, 2005.

10.8	Direct General Corporation 1996 Employee Stock Incentive Plan incorporated herein by reference to Exhibit 10.6 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.

10.9	Direct General Corporation 2003 Equity Incentive Plan incorporated herein by reference to Exhibit 10.7 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.

10.10	Excess of Liability Reinsurance Agreement between Direct General Insurance Company and State National Specialty Insurance Company dated as of October 1, 2002 incorporated herein by reference to Exhibit 10.12 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.11	Quota Share Reinsurance Agreement between Direct General Insurance Company and State National Specialty Insurance Company dated as of October 1, 2002 incorporated herein by reference to Exhibit 10.13 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.

10.12	Quota Share Reinsurance Agreement between Direct General Insurance Company and Old American County Mutual Fire Insurance Company dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.14 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.13	Eighth Amended and Restated Loan Agreement by and among Direct General Corporation and certain of its subsidiaries and First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as

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

10.14	Seventh Amended and Restated Pledge and Security Agreement made by Direct General Corporation in favor of First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of March 31, 2003 and the Second Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of May 28, 2003 and the Third Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2003 incorporated herein by reference to Exhibit 10.16 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003, the Fourth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004, the Fifth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2004 and the Sixth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated December 3, 2004.

10.15	Seventh Amended and Restated Security Agreement by and between Direct General Financial Services, Inc. and First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Seventh Amended and Restated Security Agreement dated as of March 31, 2003 and the Second Amendment to the Seventh Amended and Restated Security Agreement dated as of May 28, 2003 and the Third Amendment to the Seventh Amended and Restated Security Agreement dated as of June 30, 2003 incorporated herein by reference to Exhibit 10.17 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003, the Fourth Amendment to the Seventh Amended and Restated Security Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004, the Fifth Amendment to the Seventh Amended and Restated Security Agreement dated as of June 30, 2004 and the Sixth Amendment to the Seventh Amended and Restated Security Agreement dated as of December 3, 2004.

10.16	Third Amended and Restated Loan Agreement among Direct General Corporation, Direct General Financial Services, Inc., First Tennessee Bank National Association and Hibernia National Bank dated as of October 31, 2002 incorporated herein by reference to Exhibit 10.19 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.17	Florida MGA Agreement between Direct General Insurance Company, Inc. and the Maitland Underwriters dated as of August 16, 1999 incorporated herein by reference to Exhibit 10.22 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.18	Option Agreement between Direct General Insurance Agency, Inc. and LR3 Enterprises, Inc. and Maitland Underwriters, Inc. dated as of August 16, 1999 as amended by the Letter Agreements dated January 9, 2001 and February 20, 2002 incorporated herein by reference to Exhibit 10.23 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.19	Managing General Agency Agreement between Direct General Insurance Agency Inc. and Old American County Mutual Fire Insurance Company dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.24 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.20	Option Agreement between Direct General Insurance Agency, Inc. and All American General Agency, Inc., Guaranteed Insurance Agency, Inc., and certain guarantors described therein dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.25 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.21	Texas Sub-Producers Agreement between Direct General Insurance Agency, Inc. and All American General Agency, Inc. dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.26 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.22	Security Trust Agreement between Direct General Insurance Company and Old American County Mutual Fire Insurance Company and First Tennessee Bank National Association dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.27 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.23	Stock Purchase Agreement and Letter between Direct General Corporation and Mutual Service Casualty Insurance Company dated as of December 2, 2002 incorporated herein by reference to Exhibit 10.28 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.24	Stock Purchase Agreement among Direct General Corporation, New York Life and Health Insurance Company, NYLCare Health Plans, Inc. and Aetna Inc. dated as of June 26, 2003 incorporated herein by reference to Exhibit 10.31 of the Quarterly Report on Form 10-Q filed with the SEC on September 23, 2003.

10.25	Indenture by and between Direct General Corporation and Wilmington Trust Company dated as of September 15, 2005 incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.26	Guarantee Agreement by and between Direct General Corporation and Wilmington Trust Company dated as of September 15, 2005 incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.27	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Direct General Corporation and William J. Harter, J. Todd Hagely and Matthew P. McClure dated as of September 15, 2005 incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

14 *	Code of Ethics and Policy on Business Conduct.

21 *	List of Subsidiaries of the Company.

23 *	Consent of Independent Registered Public Accounting Firm.

31.1 *	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2 *	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1 *	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2 *	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.

(b)	Exhibits:

The applicable exhibits are included immediately after the signature pages.

(c)	Financial Statement Schedules:

The applicable financial statement schedules are included immediately after the signature pages.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT GENERAL CORPORATION
(Registrant)

March 15, 2006	By:	/s/ William C. Adair, Jr.

Date		(Signature)
	Name:	William C. Adair, Jr.
	Title:	Chairman, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2006	By:	/s/ William C. Adair, Jr.

Date		(Signature)
	Name:	William C. Adair, Jr.
	Title:	Chairman, Chief Executive Officer

March 15, 2006	By:	/s/ Jacqueline C. Adair

Date		(Signature)
	Name:	Jacqueline C. Adair
	Title:	Director, Executive Vice President and Chief Operating Officer

March 15, 2006	By:	/s/ Fred H. Medling

Date		(Signature)
	Name:	Fred H. Medling
	Title:	Director

March 15, 2006	By:	/s/ Raymond L. Osterhout

Date		(Signature)
	Name:	Raymond L. Osterhout
	Title:	Director

March 15, 2006	By:	/s/ Stephen L. Rohde

Date		(Signature)
	Name:	Stephen L. Rohde
	Title:	Director

March 15, 2006	By:	/s/ J. Todd Hagely

Date		(Signature)
	Name:	J. Todd Hagely
	Title:	Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
SCHEDULE I. SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2005

			Amount at
			Which
			Shown in
			the Balance
Type of Investment	Cost	Value	Sheet
	(In thousands)
Available-for-sale fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$67,748	$66,450	$66,450
States, municipalities, and political subdivisions	70,161	69,953	69,953
Public utilities	17,382	17,021	17,021
All other corporate bonds	239,868	234,608	234,608

Total fixed maturities	395,159	388,032	388,032
Short-term investments and other invested assets	3,688	3,688	3,688

Total investments	$398,847	$391,720	$391,720

DIRECT GENERAL CORPORATION (PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Statements of Operations

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues
Management fees from non-insurance subsidiaries	$6,288	$17,690	$18,307
Dividends from insurance subsidiaries	11,650	1,000	1,000
Other income	187	128	70

Total revenues	18,125	18,818	19,377
Expenses
General and administrative expenses	44	978	250
Interest expense	1,124	—	958

Total expenses	1,168	978	1,208

Income before income taxes and equity in earnings of subsidiaries	16,957	17,840	18,169
Income tax expense	1,501	6,633	6,726

Income before equity in earnings of subsidiaries	15,456	11,207	11,443
Equity earnings in subsidiaries	23,555	42,778	31,649

Net income	$39,011	$53,985	$43,092

See note to condensed financial statements

DIRECT GENERAL CORPORATION (PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

	As of December 31,
	2005	2004
	(In thousands)
Assets
Debt securities available-for-sale (amortized cost $2,900 and $3,000 at December 31, 2005 and 2004, respectively)	$2,900	$3,000
Other invested assets	1,238	—
Cash and cash equivalents	1,157	747
Receivables from affiliated companies, net	19,623	22,480
Investment in subsidiaries	242,628	215,354
Income tax recoverable	6,492	2,060
Other assets	6,049	2,465

Total assets	$280,087	$246,106

Liabilities and shareholders’ equity
Deferred income taxes	$26	$587
Notes and debentures payable	42,346	—
Other liabilities	183	438

Total liabilities	42,555	1,025

Shareholders’ equity
Common stock	69,700	109,163
Retained earnings	171,780	136,178
Accumulated other comprehensive loss	(3,948)	(260)

Total shareholders’ equity	237,532	245,081

Total liabilities and shareholders’ equity	$280,087	$246,106

See note to condensed financial statements

DIRECT GENERAL CORPORATION (PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Net cash provided by operating activities	$2,231	$8,574	$2,996

Investing activities
Investment in subsidiaries	(11,807)	(11,500)	(52,497)
Advance to subsidiary to paydown on credit facility	—	(13,000)	(7,000)
Advance to subsidiary to purchase insurance agency assets	—	—	(2,500)
Dividends received from insurance subsidiaries	1,650	1,000	1,000
Dividends received from non-insurance subsidiaries	10,000	—	—
Purchase of common stock in trust	(1,238)	—	—
Sale (purchase) of debt securities available-for-sale	100	(3,000)	—

Net cash used in by investing activities	(1,295)	(26,500)	(60,997)

Financing activities
Issuances of common stock	612	17,031	72,493
Repurchase of common stock	(40,075)	—	—
Proceeds from debentures issued	41,238	—	—
Proceeds from other notes payable	1,108
Payment of principal on borrowings	—	—	(10,442)
Payment of preferred stock dividends	—	—	(345)
Payment of common stock dividends	(3,409)	(3,542)	(854)
Purchase of treasury stock	—	—	(33)

Net cash (used in) provided by financing activities	(526)	13,489	60,819

Net increase (decrease) in cash and cash equivalents	410	(4,437)	2,818
Cash and cash equivalents at the beginning of the year	747	5,184	2,366

Cash and cash equivalents at the end of the year	$1,157	$747	$5,184

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

2.	Notes and Debentures Payable

In December 2004, the Parent Company entered into a $30,000,000 revolving credit facility. As of December 31, 2005, no amounts were outstanding. During 2005, a portion of this facility had been drawn for a short period of time, resulting in interest expense of $57,000. See Note 6 to consolidated financial statements for a description of this credit facility.

In September 2005, Direct General Statutory Trust I (“DGST I”), a wholly owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,238 shares of common securities to the Company, also at $1,000 per share. The sole assets of DGST I are $41,238,000 of junior subordinated debentures issued by the Company. The debentures will mature on September 15, 2035 and are redeemable by the Company in whole or in part beginning on September 15, 2010, at which time the preferred securities are callable. The debentures pay a fixed rate of 7.915% until September 15, 2010, after which the rate becomes variable. Interest expense of $1,067,000 is included in the accompanying financial statements related to these debentures. See Note 6 to the consolidated financial statements for more information.

During 2003, the Parent Company had a credit facility that was paid off in August 2003. Interest expense under this facility was $950,000.

3.	Capital Stock

During 2005, the Company repurchased 2,157,871 shares of its outstanding common stock for an aggregate price of approximately $40,075,000. Under prior approval by the Board of Directors, the Company has the discretionary authority to buyback up to an additional $10,000,000 of its outstanding common stock prior to the end of January 2007.

See Note 10 to the consolidated financial statements for a description of the Parent Company’s capital structure.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV. REINSURANCE

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
			(In thousands)
Year ended December 31, 2005
Life insurance in force	$1,471,075	$—	$—	$1,471,075	0.0%

Premiums earned:
Life insurance	$18,761	$—	$—	$18,761	0.0%
Property and liability insurance	413,213	57,463	29,588	385,338	7.7%

Total premiums earned	$431,974	$57,463	$29,588	$404,099	7.3%

Year ended December 31, 2004
Life insurance in force	$1,374,490	$—	$—	$1,374,490	0.0%

Premiums earned:
Life insurance	$16,272	$—	$—	$16,272	0.0%
Property and liability insurance	416,305	99,317	39,246	356,234	11.0%

Total premiums earned	$432,577	$99,317	$39,246	$372,506	10.5%

Year ended December 31, 2003
Life insurance in force	$1,013,010	$—	$—	$1,013,010	0.0%

Premiums earned:
Life insurance	$10,596	$—	$—	$10,596	0.0%
Property and liability insurance	360,292	166,380	24,021	217,933	11.0%

Total premiums earned	$370,888	$166,380	$24,021	$228,529	10.5%

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to					Balance at
	Beginning of	Costs and	Charged to				End of
Description	Period	Expenses	Other Accounts		Deductions		Period
	(In thousands)
Year ended December 31, 2005
Allowance for finance receivable losses	$6,174	$—	$10,266	(a)	$(10,021	)(c)	$6,419
Provision for return ceding commissions	1,136	(129)	—		—		1,007
Provision for return commissions and service fees	4,982	—	56	(b)	—		5,038

Year ended December 31, 2004
Allowance for finance receivable losses	$5,942	$—	$7,270	(a)	$(7,038	)(c)	$6,174
Provision for return ceding commissions	3,091	(1,955)	—		—		1,136
Provision for return commissions and service fees	4,929	—	53	(b)	—		4,982

Year ended December 31, 2003
Allowance for finance receivable losses	$5,010	$—	$6,962	(a)	$(6,030	)(c)	$5,942
Provision for return ceding commissions	4,960	(1,869)	—		—		3,091
Provision for return commissions and service fees	2,623	—	2,306	(b)	—		4,929

(a)	provision for finance receivable losses charged to finance income

(b)	provision for return commissions and administrative fees charged to commission and service fee income

(c)	charge-offs, net of recoveries

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI. SUPPLEMENTAL INFORMATION

							Claims and Claim		Amortization
	Deferred	Reserves for	Discount,				Adjustment Expenses		of Deferred	Paid Claims
	Policy	Unpaid	if any,			Net	Incurred Related to		Policy	and Claim
Affiliation with	Acquisition	Claims and	Deducted	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Written
Registrant	Costs	Adjustment	In Col. C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Premium
					(In thousands)
Consolidated property — casualty entities:
December 31, 2005	$13,294	$130,718	$0	$204,734	$385,339	$13,558	$296,923	$6,972	$37,625	$291,998	$380,749

December 31, 2004	$12,202	$124,128	$0	$214,426	$356,234	$10,224	$273,771	$6,497	$31,633	$253,152	$391,023

December 31, 2003	$11,012	$112,108	$0	$206,490	$217,932	$6,350	$166,866	$309	$25,287	$150,707	$281,526