Form 10-Q
period 2006-03-31
DIRECT GENERAL CORP
filed 2006-05-09
CIK 1023031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,347,675 shares of common stock, no par value, at May 5, 2006.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share amounts)
Revenues
Premiums earned	$101,888	$101,913
Finance income	11,763	12,171
Commission and service fee income	14,053	14,267
Net investment income	4,124	3,329
Net realized (losses) gains on securities and other	(1,015)	31

Total revenues	130,813	131,711

Expenses
Insurance losses and loss adjustment expenses	77,217	75,882
Selling, general and administrative costs	36,206	32,784
Interest expense	2,678	1,310

Total expenses	116,101	109,976

Income before income taxes	14,712	21,735
Income tax expense	5,552	8,152

Net income	$9,160	$13,583

Earnings per Share
Basic earnings per common share	$0.45	$0.61

Diluted earnings per common share	$0.45	$0.61

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $395,760 and $395,159 at March 31, 2006 and December 31, 2005, respectively)	$384,590	$388,032
Short-term investments	3,173	3,688

Total investments	387,763	391,720
Cash and cash equivalents	111,022	64,527
Finance receivables, net	263,762	214,796
Reinsurance balances receivable	23,060	27,083
Prepaid reinsurance premiums	12,025	24,440
Goodwill and other tangible assets, net	31,621	31,621
Deferred policy acquisition costs	20,264	13,804
Income taxes recoverable	719	4,692
Deferred income taxes	22,611	21,915
Property and equipment, net	17,531	18,346
Other assets	26,832	28,068

Total assets	$917,210	$841,012

Liabilities and Shareholders’ Equity
Loss and loss adjustment expense reserves	$132,517	$131,408
Unearned premiums	263,659	214,715
Reinsurance balances payable and funds held	20,228	32,024
Accounts payable and accrued expenses	17,587	12,550
Notes payable	179,337	153,009
Debentures payable	41,238	41,238
Capital lease obligations	2,291	2,636
Payable for securities	495	3,187
Other liabilities	15,795	12,713

Total liabilities	673,147	603,480

Shareholders’ equity
Common stock, no par; authorized shares – 100,000.0; issued shares – 20,347.7 and 20,339.2 at March 31, 2006 and December 31, 2005, respectively	70,048	69,700
Retained earnings	180,126	171,780
Accumulated other comprehensive (loss) income:
Net unrealized depreciation on investment securities	(7,260)	(4,633)
Net gain on cash flow hedge	1,149	685

Total shareholders’ equity	244,063	237,532

Total liabilities and shareholders’ equity	$917,210	$841,012

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Operating activities
Net income	$9,160	$13,583
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on securities and other	1,015	(31)
Depreciation and amortization	2,294	1,616
Deferred income taxes	469	(841)
Changes in operating assets and liabilities:
Finance receivables, net	(48,966)	(42,507)
Reinsurance balances receivable	4,023	839
Prepaid reinsurance premiums	12,415	(1,664)
Deferred policy acquisition costs	(6,460)	(2,105)
Income taxes recoverable/payable	3,973	7,850
Loss and loss adjustment expense reserves	1,109	(2,130)
Unearned premiums	48,944	43,073
Reinsurance balances payable and funds held	(11,796)	3,661
Accounts payable and accrued expenses	5,037	3,374
Other	5,359	4,400

Net cash provided by operating activities	26,576	29,118

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	22,205	22,132
Purchase of debt securities available-for-sale	(23,710)	(24,766)
Payable for securities	(2,692)	625
Net purchases of short-term investments	(198)	(359)
Purchase of property and equipment, net	(879)	(2,220)
Purchase of insurance agency assets	—	(4,799)

Net cash used in investing activities	(5,274)	(9,387)

Financing activities
Repurchase of common stock	—	(9,999)
Issuances of common stock	23	543
Net proceeds from borrowings	27,000	37,800
Payment of principal on borrowings	(1,016)	(452)
Payment of dividends on common stock	(814)	(892)

Net cash provided by financing activities	25,193	27,000

Net increase in cash and cash equivalents	46,495	46,731
Cash and cash equivalents at beginning of period	64,527	70,988

Cash and cash equivalents at end of period	$111,022	$117,719

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
2. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
3. Notes Payable
     The Company maintains a $190.0 million revolving credit facility with a consortium of banks to fund the working capital of the Company’s premium finance operations. As of March 31, 2006, the amount outstanding under the facility, which matures on June 30, 2007, was $177.0 million. Direct General Corporation also has a $30.0 million revolving credit facility available to support its operations and strategic initiatives. No amounts were outstanding under this facility as of March 31, 2006.
4. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$9,160	$13,583

Denominator:
Weighted average common shares outstanding	20,343.4	22,272.3
Dilutive stock options	41.3	125.6

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	20,384.7	22,397.9

Basic earnings per common share	$0.45	$0.61

Diluted earnings per common share	$0.45	$0.61

5. Stock Options
     The Company has historically used and plans to continue to use stock options as a component of its overall compensation to employees. The Company may grant incentive stock options that qualify for certain favorable tax treatment under Section 422 of the Internal Revenue Code of 1986. It may also grant stock options that do not qualify for such favorable tax treatment. The Company generally grants employee incentive stock options at an exercise price equal to the market price at the date of grant.
     Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which was issued in December 2004 and is effective for periods beginning after June 15, 2005. This statement requires the Company to expense the cost resulting from all share-based payment arrangements, including employee stock options, in its financial statements. The Company adopted the provisions of this statement using the modified prospective approach. This approach requires that compensation expense to be recorded for all unvested stock options and restricted stock that exist upon adoption of the statement as these options vest. New stock options that are granted are recognized as expense in the financial statements based on their fair values at the grant date. The Company recorded pre-tax compensation expense of $0.3 million for the first three months of 2006.
     Prior to the adoption of the provisions of this statement, the Company followed the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its employee stock option activity in the financial statements.
     If the accounting for compensation expense based on the fair value of stock options at the grant date as prescribed by SFAS No. 123 would have been in effect for prior periods, net income available to common shareholders and basic and diluted earnings per share would have been reported as presented in the following table.

Three Months
ended
March 31, 2005
(in thousands,
except per
share amounts)
Net income, as reported	$13,583
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(218)

Net income, pro forma	$13,365

Income for purposes of computing diluted earnings per share common, as reported	$13,583
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(218)

Income for purposes of computing diluted earnings per share common, pro forma	$13,365

Earnings per share
Basic – as reported	$0.61

Basic – pro forma	$0.60

Diluted – as reported	$0.61

Diluted – pro forma	$0.60

     A summary of the status of the Company’s stock option plans as of March 31, 2006 and the components of the change for the period are as follows:

Number of
Shares
Options outstanding January 1, 2006 (385,300 exercisable)	970,700
Granted	20,000
Exercised	8,500
Forfeited	18,000

Options outstanding March 31, 2006 (377,700 exercisable)	964,200

     The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant based on the following factors:

	2006	2005
Expected option term	5 years	5 years
Annualized volatility rate	21.0%	31.5%
Risk-free rate of return	4.57%	4.12%
Fair value at the date of grant (weighted-average)	$15.57	$18.06
Dividend yield	0.77%	0.66%
Black-Scholes value	26.0%	32.9%
6. Comprehensive Income
     Total comprehensive income was $7.0 million and $10.2 million for the three months ended March 31, 2006 and 2005, respectively.
7. Contingencies
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
8. Recent Accounting Pronouncements
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s discussion presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is available in the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
Overview of Operating Results
     Net income decreased 32.4% to $9.2 million or $0.45 per share, on a diluted basis, for the three months ended March 31, 2006, as compared to net income of $13.6 million or $0.61 per share, on a diluted basis, in the first quarter of 2005. The annualized return on average equity was 14.9% during the first quarter of 2006. The loss ratio for the current quarter was 75.8% and the expense ratio was 12.8% resulting in an 88.6% combined ratio. Comparatively, the loss and expense ratios in the first quarter of 2005 were 74.5% and 7.5%, respectively, resulting in a combined ratio of 82.0%. The higher expense ratio was impacted by an increase in operating expenses of approximately $2.3 million from our expansions in Texas, Missouri and Virginia, as compared to the prior year quarter, higher interest expense and lower ceded commissions. The increases in costs were partially offset by a $0.8 million increase in net investment income. Net income in the current quarter was adversely impacted by after-tax net realized losses on investments of $0.6 million or $0.03 per diluted share. In addition, the Company adopted the new accounting standard regarding share-based payments, which resulted in a $0.3 million pre-tax expense of stock options.
Summary of Key Measures of Financial Results
     The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information provided is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Three Months Ended
	March 31,
			%
($ in millions)	2006	2005	Change
	(Unaudited)

Selected Financial Data
Gross premiums written	$160.6	$161.3	(0.4)
Ancillary income	25.8	26.5	(2.6)
Net investment income	4.1	3.3	24.2

Gross revenues	$190.5	$191.1	(0.3)

Ceded premiums written	2.6	(18.0)	(114.4)
Change in net unearned premiums	(61.3)	(41.4)	(48.1)
Net realized losses on securities and other	(1.0)	—	NM

Total revenues	$130.8	$131.7	(0.7)

Net income	$9.2	$13.6	(32.4)

Key Financial Ratios
Loss ratio – net	75.8%	74.5%
Expense ratio – net	12.8%	7.5%

Combined ratio – net	88.6%	82.0%

Ancillary income to net operating expenses	66.4%	77.5%

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

Results of Operations
Revenues
Premiums
     The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	Three Months Ended
	March 31,
			%
($ in millions)	2006	2005	Change
	(Unaudited)
Gross premiums written
Florida	$71.0	$78.1	(9.1)
Tennessee	19.7	22.3	(11.7)
Georgia	11.3	10.6	6.6
Louisiana	8.8	11.8	(25.4)
Texas	14.9	8.5	75.3
Mississippi	11.2	10.0	12.0
All other states	23.7	20.0	18.5

Gross premiums written	$160.6	$161.3	(0.4)
Ceded premiums written	2.6	(18.0)	(114.4)

Net premiums written	$163.2	$143.3	13.9

Gross premiums earned	$111.7	$118.2	(5.5)
Ceded premiums earned	(9.8)	(16.3)	(39.9)

Net premiums earned	$101.9	$101.9

Net premiums written to gross premiums written	101.6%	88.8%
Gross premiums earned to gross premiums written	69.6%	73.3%
Net premiums earned to net premiums written	62.4%	71.1%

     Gross premiums written decreased slightly to $160.6 million for the three months ended March 31, 2006 compared to $161.3 million the first quarter of 2005. For the first quarter of 2006, gross premiums written from the sale of our core non-standard automobile insurance business decreased 1.5% to $151.7 million while gross premiums written from the sale of our term life insurance business increased 21.9% to $8.9 million as compared to the first quarter of 2005. Net premiums earned, a function of net premiums written over the current and prior periods, was substantially the same at $101.9 million for the quarter in both years.
     Gross premiums written in our expansion states of Texas, Missouri and Virginia increased $9.5 million to $18.2 million during the quarter. Gross premiums written in Texas increased 75.3% to $14.9 million as compared to the first quarter of 2005. We continue to make progress in converting our book of business to annual policies, and as of March 31, 2006, approximately 69.9% of the book of business in Texas was written for an annual term. We also believe that our advertising initiatives have helped build our brand name, contributing to the 35.5% increase in Texas policies inforce. In addition, premiums in Missouri and Virginia increased to $3.3 million in the current quarter as compared to $0.3 million in the first quarter of 2005 as we continue to increase our market share.
     We continue to experience declines in some of our mature states, most notably Florida, Louisiana and Tennessee. We generally attribute the decline in Louisiana to a reduction in the size of the market following the hurricanes last summer. We believe that the majority of the decrease in new business policies in Florida and Tennessee was related to the increased competition for this business. Our hit ratios (the ratio of new policies issued to quotes) in these markets remain very good, but we continue to experience declines in quotes, thus driving down our new business policies. Overall, we believe that we remain competitive in these markets for our core customer; however, as with most of our states, we believe that the increased advertising and a focus on the higher credit profiles of the nonstandard market by some of the national carriers has resulted in our gross written premium declines. The percentage of policies that renew with us at the end of their term remains strong; however, the percentage of policies making it to term has declined in both states. We believe that this could also be a result of some declines in the top tier of our customer base. We are in the process of making some revisions to our advertising in Florida and Tennessee and implementing a more sophisticated pricing structure to help us compete in the upper tiers of the nonstandard market for all of our states.
     We are actively pursuing a number of initiatives to increase our gross revenues. In addition to our new advertising efforts, we are beginning to offer our products through alternative distribution channels, including over the Internet and to customers who prefer to operate over the phone or through the mail. We have been experimenting with Internet sales through our third party Internet provider over the past two years in Florida, and we are working to expand this channel in several other states. Through our own website, we now have the ability to quote over the Internet in almost all of our states, and expect to be able to bind new policies over the Internet in all of our states by the end of the year. Gross written premiums in the first quarter of 2006 included $2.5 million of Internet sales in Florida and over $2 million of sales over the telephone. The telephone distribution channel is currently available in nine of our twelve states and we expect to commence offering telephone sales in Florida, North Carolina and South Carolina during the second quarter. We also continue to evaluate new insurance products that we believe will be attractive to our customers including renters’, homeowners’ (including mobile homeowners’), motorcycle, boat, and personal watercraft policies.
Ancillary Income
     Ancillary income for the three months ended March 31, 2006 decreased 2.6% to $25.8 million compared to the corresponding period in 2005. Increases in our ancillary income (which were primarily from the sale of our Direct prepaid Visa® debit cards and from commissions and administrative fees on the sales of ancillary insurance products) were more than offset by decreases in commissions received from fronting carriers and by lower finance income. However, finance income as a percentage of gross premiums earned actually increased to 10.5% in the first quarter of 2006 as compared to 10.3% in the same period in 2005 primarily as a result of an increase in finance income in Texas.
     The ratio of ancillary income to gross premiums earned was 23.1% and 22.4% for the first quarter of 2006 and 2005, respectively, while the ratio of ancillary income to operating expenses decreased to 66.4% in the 2006 period from 77.5% in the 2005 period. Because operating expenses are net of ceded reinsurance commissions received and we have been reducing our level of reinsurance, our net operating expenses have increased, resulting in a lower ratio of ancillary income to operating expenses.
Net Investment Income
     Net investment income was $4.1 million for the three months ended March 31, 2006 compared to $3.3 million for the first quarter of 2005. The increase was due primarily to an increase in average invested assets and a slightly higher investment yield as a result of the increasing interest rate environment and slightly longer portfolio duration. Average invested assets increased 19.8% to $394.7 million in the first quarter of 2006 from $329.5 million in the first quarter of 2005. The average investment yield increased to 4.2% in the first quarter of 2006 from 4.0% in the corresponding period in 2005.
Realized Gains on Securities and Other
     We realized no gross gains and gross losses of $0.3 million on the sale of fixed maturity securities for the three months ended both March 31, 2006 and 2005. There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities still held during either of these periods.
     In the first quarter of 2006, we realized gross gains of $0.8 million and gross losses of $0.5 million on closed contracts in our trading portfolio, as compared to gross gains of $0.4 million and gross losses of $0.5 million in the first quarter of 2005. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized (losses) gains on securities and other” in our condensed consolidated statement of operations. During the quarter, the market value on open contracts decreased by $1.0 million, which was included in “net realized (losses) gains on securities and other.” The first quarter of 2005 included mark to market gains of $0.4 million on the trading portfolio. As of March 31, 2006, we had open contracts with gross unrealized gains of $0.5 million and gross unrealized losses of $1.3 million for a net unrealized loss of $0.8 million.
Expenses
Insurance Losses and Loss Adjustment Expenses
     Insurance losses and loss adjustment expenses increased to $77.2 million for the three months ended March 31, 2006 from $75.9 million for the same period in 2005. The loss ratio for the current quarter was 75.8%, which included 0.5 points of favorable development on prior years’ reserves. Comparatively, the loss ratio for the first quarter of 2005 was 74.5%, which included 0.8 points of adverse reserve development.
     The increase in the current accident quarter loss ratio as compared to the first quarter of 2005 was generally related to some increases in severity in property damage, comprehensive and collision coverages. We believe that the majority of this increase is associated with increased labor rates for vehicle repairs. Partially offsetting these increases were increased salvage recoveries, particularly on collision claims. Consistent with our expectations, the frequency trends for personal injury protection coverage in

Florida have declined as compared to the first quarter of 2005. We generally attribute this improvement to the Company’s decision, in October 2004, to cease writing new business policies in the Miami market.
     The majority of our favorable reserve development of $0.5 million in the current quarter related to lower than expected ultimate frequency for personal injury protection losses in Florida. This favorable development was partially offset by an overall increase to our Louisiana reserves focused on the last two accident quarters of 2005. The increase in Louisiana included all coverages, but was not related to last year’s hurricanes.
     With respect to the second quarter of 2006, we currently expect to incur pretax losses of approximately $1.0 million related to the tornados and hailstorms that struck Tennessee and other portions of the southeast in early April.
Operating Expenses
     Operating expenses increased 14.0% to $38.9 million for the three months ended March 31, 2006, compared to $34.1 million for the same period of 2005. Collectively, the operating expenses associated with salaries, rent and advertising in our expansion states represented an increase of approximately $2.3 million over the first quarter of 2005. Approximately half of this increase occurred in Texas and the remainder in Missouri and Virginia. The increase is generally the result of an increase in the number of sales offices in each of these states, and a higher level of advertising and variable costs related to the increased premium volumes, net of amounts capitalized as deferred policy acquisition costs. Operating expenses in our mature states increased $0.9 million as compared to the first quarter of 2005, primarily consisting of an increase in advertising costs and a reduction in ceding commissions received from reinsurers, net of amounts capitalized as deferred policy acquisition costs. Interest expense increased by $1.4 million as the result of interest on the junior subordinated debentures that were issued in September 2005 and an increase in interest rates related to our revolving credit facility.
Stock Options
     Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which was issued in December 2004 and became effective for periods beginning after June 15, 2005. This statement requires the Company to expense the cost resulting from all share-based payment arrangements, including employee stock options, in its financial statements. The Company has adopted the provisions of this statement using the modified prospective approach. This approach requires that compensation expense to be recorded for all unvested stock options and restricted stock that exist upon adoption of the statement as these options vest. New stock options that are granted are recognized as expense in the financial statements based on their fair values at the grant date. The Company recorded compensation expense of $0.3 million for the first three months of 2006.
Income Taxes
     Our effective tax rates were 37.7% and 37.5% for the three-month periods ended March 31, 2006 and 2005, respectively.

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
     Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $26.6 million and $29.1 million in the first three months of 2006 and 2005, respectively. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.
Financing and Capital
     Although there is $10.0 million remaining under the stock repurchase plan approved by the Board last year, no stock repurchases were made during the quarter. During the first quarter of 2006, we also paid a common stock dividend totaling $0.8 million.
     As of March 31, 2006, the maximum aggregate amount available under our revolving credit agreement used to support our premium finance operations was $190.0 million and the amount outstanding was $177.0 million. We believe that this facility, which matures on June 30, 2007, is sufficient to support our premium finance operations through the end of the year. Direct General Corporation also has a $30.0 million revolving credit facility available to support its operations and strategic initiatives. No amounts were outstanding under this facility as of March 31, 2006.
Reinsurance
     The increased capitalization of our insurance subsidiaries has enabled us to eliminate our use of quota share reinsurance in 2006. In the first quarter of 2005, we ceded 11.2% of our gross premiums written to reinsurers.
Investments
     Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available-for-sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of March 31, 2006, our investment portfolio of $384.6 million included $11.2 million in net unrealized losses. The effective duration of our investment portfolio was 4.4 years at March 31, 2006.
     As of March 31, 2006, our investment portfolio included gross unrealized gains of $0.3 million and gross unrealized losses of $11.5 million. During the quarter, net unrealized losses on our investment portfolio increased by $4.0 million, which is included in accumulated other comprehensive income, net of applicable taxes, in the stockholders’ equity section of the balance sheet. Our quarterly procedures include an examination of our investment portfolio for evidence of impairment. The assessment of whether such impairment has occurred is based on management’s evaluation, on an individual security basis, of the underlying reasons for the decline in fair value. In such cases, changes in fair value are discussed with our investment advisors and evaluated to determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. When one of our securities has a decline in fair value that is determined to be other than temporary, we reduce the carrying value of such security to its current fair value as required by GAAP.
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
     The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available-for-sale as of March 31, 2006:

		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
($ in millions)	Cost	Gains	12 months	12 months	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$70.3	$—	$0.9	$1.3	$68.1
Obligations of states and political subdivisions	71.3	0.2	0.3	0.6	70.6
Corporate debt securities
Banks and financial institutions	96.7	—	0.9	2.5	93.3
Credit cards and auto loans	78.4	0.1	0.7	1.2	76.6
Industrial	47.7	—	0.4	1.5	45.8
Telecommunications	15.9	—	0.1	0.5	15.3
Utilities and Electric Services	15.5	—	0.1	0.5	14.9

Corporate debt securities	254.2	0.1	2.2	6.2	245.9

Total	$395.8	$0.3	$3.4	$8.1	$384.6

     The amortized cost and fair value of debt securities available-for-sale as of March 31, 2006, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value

Years to maturity:
One or less	$12.6	$12.5
After one through five	178.3	173.8
After five through ten	120.2	116.0
After ten	84.7	82.3

Total	$395.8	$384.6

     The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of March 31, 2006. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.
     The quality distribution of our investment portfolio as of March 31, 2006 was as follows:

($ in millions)
NAIC	S&P	Amortized		% of Fair
Rating	Rating	Cost	Fair Value	Value

1	AAA	$156.6	$153.0	39.8%
1	AA	32.4	31.8	8.3%
1	A	102.6	99.1	25.8%
2	BBB	34.9	33.6	8.7%
1	Agency	69.3	67.1	17.4%

		$395.8	$384.6	100.0%

     We evaluate the risk versus reward tradeoffs of investment opportunities, measuring their effects on the stability, diversity, overall quality and liquidity of our investment portfolio. The primary market risk exposure to our debt securities portfolio is interest rate risk, which is limited by managing duration to a defined range of three to four and a half years. Interest rate risk includes the risk from movements in the underlying market rate and in credit spreads of the respective sectors of debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates.
     The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of March 31, 2006:

	-100 Basis Point		+100 Basis Point
($ in millions)	Change	Fair Value	Change

Debt securities, available for sale	$401.1	$384.6	$368.1

     Short-term investments. We have a managed trading account with a commodities trading company and, as of March 31, 2006, the total fair value of open trades in this account was a $0.8 million loss, which represents less than 1% of our entire investment portfolio. We invest in commodities, primarily cattle futures and swaps. U.S. Treasury securities of $2.6 million, included in short-term investments and cash of $2.7 million, included in cash and cash equivalents, are held as collateral for this account. We recognized a net realized gain of $0.3 million on closed contracts and a $1.0 million loss on open contracts during the first quarter of 2006. Because this is a speculative investment and not a hedge, both the realized gains on closed contracts and the change in the fair value of open contracts are reported as “net realized (losses) gains on securities and other” in our consolidated statement of operations.
     Cash and cash equivalents. Our balance in cash and cash equivalents was $111.0 million as of as of March 31, 2006, which was 72.1% higher than the balance of cash held at December 31, 2005. The increase was primarily attributable to the seasonality of the business.

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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business – Risks Related to our Business” section of the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 15, 2006.
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
     In addition to legal actions that are incidental to our business, we and one or more of our subsidiaries have been named as a defendant in a number of currently pending putative class action lawsuits. For descriptions of these legal actions, please see the caption “Business — Legal Proceeding” included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 15, 2006.
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

DIRECT GENERAL CORPORATION
(Registrant)

May 9, 2006	By:	/s/ William C. Adair, Jr.

Date		(Signature)
Name: William C. Adair, Jr.
Title: Chairman and Chief Executive Officer

May 9, 2006	By:	/s/ J. Todd Hagely

Date		(Signature)
Name: J. Todd Hagely
Title: Senior Vice President and Chief Financial Officer