Form 10-Q
period 2006-06-30
DIRECT GENERAL CORP
filed 2006-08-08
CIK 1023031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _________________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐             Accelerated filer ☒             Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,347,675 shares of common stock, no par value, at August 4, 2006.

PART I — FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II — OTHER INFORMATION
SIGNATURES
EX-10.1 EIGHTH AMENDMENT TO EIGHTH AMENDED AND RESTATED LOAN AGREEMENT
EX-10.2 FIFTEENTH AMENDED AND RESTATED GUARANTY AGREEMENT
EX-10.3 SEVENTH AMENDMENT TO SEVENTH AMENDED AND RESTATED PLEDGE AND SECURITY AGREEMENT
EX-10.4 SEVENTH AMENDMENT TO SEVENTH AMENDED AND RESTATED SECURITY AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands - except per share amounts)
Revenues
Premiums earned	$107,458	$104,737	$209,346	$206,650
Finance income	11,091	12,130	22,854	24,301
Commission and service fee income	10,383	11,116	24,436	25,383
Net investment income	4,804	3,546	8,928	6,875
Net realized gains (losses) on securities and other	381	(286)	(634)	(255)

Total revenues	134,117	131,243	264,930	262,954

Expenses
Insurance losses and loss adjustment expenses	81,946	76,485	159,163	152,367
Selling, general and administrative costs	37,566	34,322	73,772	67,106
Interest expense	3,118	1,950	5,796	3,260

Total expenses	122,630	112,757	238,731	222,733

Income before income taxes	11,487	18,486	26,199	40,221
Income tax expense	4,335	6,990	9,887	15,142

Net income	$7,152	$11,496	$16,312	$25,079

Earnings per Share
Basic earnings per common share	$0.35	$0.53	$0.80	$1.14

Diluted earnings per common share	$0.35	$0.53	$0.80	$1.14

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $422,451 and $395,159 at June 30, 2006 and December 31, 2005, respectively)	$408,654	$388,032
Short-term investments and other invested assets	4,604	3,688

Total investments	413,258	391,720
Cash and cash equivalents	71,853	64,527
Finance receivables, net	237,693	214,796
Reinsurance balances receivable	21,910	27,083
Prepaid reinsurance premiums	5,034	24,440
Goodwill and other intangible assets, net	31,621	31,621
Deferred policy acquisition costs	20,191	13,804
Income taxes recoverable	6,609	4,692
Deferred income taxes	21,928	21,915
Property and equipment, net	17,367	18,346
Other assets	23,663	28,068

Total assets	$871,127	$841,012

Liabilities and Shareholders’ Equity
Loss and loss adjustment expense reserves	$136,234	$131,408
Unearned premiums	238,938	214,715
Reinsurance balances payable and funds held	16,806	32,024
Accounts payable and accrued expenses	14,621	12,550
Notes payable	158,233	153,009
Debentures payable	41,238	41,238
Capital lease obligations	1,979	2,636
Payable for securities	119	3,187
Other liabilities	13,622	12,713

Total liabilities	621,790	603,480

Shareholders’ equity
Common stock, no par; authorized shares — 100,000.0; issued shares — 20,347.7 and 20,339.2 at June 30, 2006 and December 31, 2005, respectively	70,361	69,700
Retained earnings	186,465	171,780
Accumulated other comprehensive (loss) income:
Net unrealized depreciation on investment securities	(8,968)	(4,633)
Net gain on cash flow hedge	1,479	685

Total shareholders’ equity	249,337	237,532

Total liabilities and shareholders’ equity	$871,127	$841,012

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Operating activities
Net income	$16,312	$25,079
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on securities and other	634	255
Depreciation and amortization	4,431	3,334
Deferred income taxes	1,894	(2,256)
Changes in operating assets and liabilities:
Finance receivables, net	(22,897)	(27,361)
Reinsurance balances receivable	5,173	3,569
Prepaid reinsurance premiums	19,406	1,893
Deferred policy acquisition costs	(6,387)	(1,348)
Income taxes recoverable/payable	(1,917)	3,626
Loss and loss adjustment expense reserves	4,826	1,197
Unearned premiums	24,223	21,773
Reinsurance balances payable and funds held	(15,218)	2,456
Accounts payable and accrued expenses	2,071	3,852
Other	7,175	4,691

Net cash provided by operating activities	39,726	40,760

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	43,546	51,409
Purchase of debt securities available-for-sale	(72,505)	(74,532)
Payable for securities	(3,068)	9,494
Net purchases of short-term investments	(938)	40
Purchase of property and equipment, net	(2,399)	(3,863)
Purchase of insurance agency assets	—	(5,560)
Net cash used in investing activities	(35,364)	(23,012)

Financing activities
Repurchase of common stock	—	(20,037)
Issuance of common stock	23	557
Net proceeds from borrowings	6,543	43,800
Payment of principal on borrowings	(1,975)	(766)
Payment of dividends on common stock	(1,627)	(1,749)

Net cash provided by financing activities	2,964	21,805

Net increase in cash and cash equivalents	7,326	39,553
Cash and cash equivalents at beginning of period	64,527	70,988

Cash and cash equivalents at end of period	$71,853	$110,541

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
2. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
3. Notes Payable
     The Company maintains a $190.0 million revolving credit facility with a consortium of banks to fund the working capital of the Company’s premium finance operations. As of June 30, 2006, the amount outstanding under the facility was $156.5 million. Effective June 30, 2006, the Company and its banks agreed to an amendment of this credit facility to increase the aggregate amount available to $225.0 million effective January 1, 2007 and extend the maturity to June 30, 2009. Direct General Corporation also has a $30.0 million revolving credit facility available to support its operations and strategic initiatives. No amounts were outstanding under this facility as of June 30, 2006.
4. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$7,152	$11,496	$16,312	$25,079

Denominator:
Weighted average common shares outstanding	20,347.7	21,634.5	20,345.6	21,951.6
Dilutive stock options	37.9	48.4	39.6	75.4

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	20,385.6	21,682.9	20,385.2	22,027.0

Basic earnings per common share	$0.35	$0.53	$0.80	$1.14

Diluted earnings per common share	$0.35	$0.53	$0.80	$1.14

5. Stock Options
     The Company has historically used and plans to continue to use stock options as a component of its overall compensation to employees. The Company may grant incentive stock options that qualify for certain favorable tax treatment under Section 422 of the Internal Revenue Code of 1986. It may also grant stock options that do not qualify for such favorable tax treatment. The Company grants employee incentive stock options at an exercise price equal to the market price at the date of grant.
     Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which was issued in December 2004 and is effective for periods beginning after June 15, 2005. This statement requires the Company to expense the cost resulting from all share-based payment arrangements, including employee stock options, in its financial statements. The Company adopted the provisions of this statement using the modified prospective approach. This approach requires that compensation expense to be recorded for all unvested stock options and restricted stock that exist upon adoption of the statement as they vest. New stock options that are granted are recognized as expense in the financial statements based on their fair values at the grant date. The Company recorded pre-tax compensation expense of $0.6 million for the first six months of 2006.
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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share amounts)
Net income, as reported	$11,496	$25,079
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(213)	(431)

Net income, pro forma	$11,283	$24,648

Income for purposes of computing diluted earnings per share common, as reported	$11,496	$25,079
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(213)	(431)

Income for purposes of computing diluted earnings per share common, pro forma	$11,283	$24,648

Earnings per share
Basic — as reported	$0.53	$1.14

Basic — pro forma	$0.52	$1.12

Diluted — as reported	$0.53	$1.14

Diluted — pro forma	$0.52	$1.12

     A summary of the status of the Company’s stock option plans as of June 30, 2006 and the components of the change for the period are as follows:

Number of
Shares
Options outstanding January 1, 2006 (385,300 exercisable)	970,700
Granted	50,000
Exercised	8,500
Forfeited	48,000

Options outstanding June 30, 2006 (365,700 exercisable)	964,200

     The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant based on the following factors:

	2006	2005
Expected option term	5 years	5 years
Annualized volatility rate	14%-21.0%	31.5%
Risk-free rate of return	4.57%-5.00%	4.12%
Fair value at the date of grant	$15.57-$18.79	$18.06
Dividend yield	0.63%-0.77%	0.66%
Black-Scholes value	22.9%-26.0%	32.9%
6. Comprehensive Income
     Total comprehensive income was $5.8 million and $14.7 million for the three months ended June 30, 2006 and 2005, respectively, and $12.8 million and $24.9 million for the six months ended June 30, 2006 and 2005, respectively.
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
8. Recent Accounting Pronouncements
     The Company regularly reviews recent accounting pronouncements issued by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, Emerging Issues Task Force, and Staff Accounting Bulletins issued by the United States Securities and Exchange Commission to determine the potential impact on the Company’s financial statements. Based on its most recent review, the Company has determined that the majority of these recently issued accounting standards either do not apply to the Company or will not have a material impact on its financial statements.

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
Overview of Operating Results
     Net income for the three months ended June 30, 2006 was $7.2 million or $0.35 per share, on a diluted basis, as compared to net income of $11.5 million or $0.53 per share, on a diluted basis, in the second quarter of 2005. The second quarter results were influenced by increases in our loss and expense ratios that were partially offset by an increase in net investment income. The loss ratio for the second quarter of 2006 was 76.3% which included approximately 1.3 points related to storm losses in the period that were partially offset by 0.5 points of net favorable reserve development on prior year reserves. Comparatively, the loss ratio for the second quarter of 2005 was 73.0%, which included 0.4 points of net favorable reserve development. The increase in operating expenses included an increase in advertising, higher costs related to our expansions in Texas, Missouri and Virginia, and a higher level of interest expense. For the six months ended June 30, 2006, net income was $16.3 million or $0.80 per share, on a diluted basis, compared to $25.1 million or $1.14 per share in the corresponding period in 2005.
Summary of Key Measures of Financial Results
     The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information provided is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations.

	(Unaudited)			(Unaudited)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2006	2005	% Change	2006	2005	% Change

Selected Financial Data
Gross premiums written	$89.2	$98.4	(9.3)	$249.8	$259.7	(3.8)
Ancillary income	21.4	23.2	(7.8)	47.3	49.7	(4.8)
Net investment income	4.8	3.6	33.3	8.9	6.9	29.0

Gross revenues	$115.4	$125.2	(7.8)	$306.0	$316.3	(3.3)

Ceded premiums written	0.6	(11.4)	(105.3)	3.2	(29.4)	(110.9)
Change in net unearned premiums	17.7	17.7	0.0	(43.7)	(23.6)	85.2
Net realized gains (losses) on securities and other	0.4	(0.3)	NM	(0.6)	(0.3)	NM

Total revenues	$134.1	$131.2	2.2	$264.9	$263.0	0.8

Net income	$7.2	$11.5	(37.4)	$16.3	$25.1	(35.1)

Key Financial Ratios
Loss ratio — net	76.3%	73.0%		76.0%	73.7%
Expense ratio — net	17.9%	12.4%		15.4%	10.0%

Combined ratio — net	94.2%	85.4%		91.4%	83.7%

Ancillary income to gross premiums earned	18.8%	19.4%		21.0%	20.9%
Ancillary income to net operating expenses	52.6%	64.1%		59.4%	70.6%

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
          Seasonality. The months of February and March generally represent some of the highest premium production months of the year, as we believe many of our customers have more disposable cash as a result of income tax refunds. As a result, gross premiums written are generally the highest during the first quarter of the year. Typically, the Company generally experiences its lowest level of gross premiums written during the second quarter of the year as cancellations on the business written in the first quarter occur. Since the majority of our business is financed, finance receivables and unearned premiums increase during the first quarter. In addition, there are corresponding increases in notes payable and cash as our premium finance subsidiaries draw on the revolving line of credit with our banks to settle balances due to our insurance subsidiaries. Since these settlements occur at the end of each month, our insurance subsidiaries tend to hold a high level of cash during the second quarter that has yet to be permanently invested in the long term portfolio.

Results of Operations
     Revenues
     Premiums
          The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	(Unaudited)			(Unaudited)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2006	2005	% Change	2006	2005	% Change

Gross premiums written
Florida	$41.2	$46.6	(11.6)	$112.2	$124.7	(10.0)
Tennessee	10.7	12.5	(14.4)	30.4	34.8	(12.6)
Texas	10.1	14.5	(30.3)	25.0	23.0	8.7
Georgia	5.2	5.5	(5.5)	16.5	16.1	2.5
Louisiana	5.0	5.3	(5.7)	13.8	17.1	(19.3)
Mississippi	5.8	5.0	16.0	17.0	15.0	13.3
All other states	11.2	9.0	24.4	34.9	29.0	20.3

Gross premiums written	$89.2	$98.4	(9.3)	$249.8	$259.7	(3.8)
Ceded premiums written	0.6	(11.4)	(105.3)	3.2	(29.4)	(110.9)

Net premiums written	$89.8	$87.0	3.2	$253.0	$230.3	9.9

Gross premiums earned	$114.0	$119.7	(4.8)	$225.7	$237.9	(5.1)
Ceded premiums earned	(6.5)	(15.0)	(56.7)	(16.4)	(31.2)	(47.4)

Net premiums earned	$107.5	$104.7	2.7	$209.3	$206.7	1.3

Net premiums written to gross premiums written	100.7%	88.4%		101.3%	88.7%
Gross premiums earned to gross premiums written	127.8%	121.6%		90.4%	91.6%
Net premiums earned to net premiums written	119.7%	120.3%		82.7%	89.8%
     Gross premiums written decreased $9.2 million or 9.3% for the three months ended June 30, 2006 compared to the second quarter of 2005. For the second quarter of 2006, gross premiums written from the sale of our core non-standard automobile insurance business decreased 9.7% to $85.3 million, while gross premiums written from the sale of our term life insurance business remained unchanged at $3.9 million. Gross premiums earned, a function of gross premiums written over the current and prior periods, decreased 4.8% to $114.0 million in the second quarter of 2006 from $119.7 million in the same period in 2005. However, because we elected to eliminate our quota share reinsurance beginning in 2006, the higher retention resulted in a 2.7% increase in net earned premiums over the second quarter of 2005.
     Gross premiums written in Texas decreased 30.3% to $10.1 million in the second quarter 2006 as compared to $14.5 million in the corresponding quarter for 2005. This decline is directly attributable to our conversion to annual policies in Texas and is not indicative of current trends. We started our conversion to annual policies in Texas in late March 2005 and, as a result, the second quarter 2005 premium volumes that included the impact of annual premiums were only offset by a minimal amount of cancellations because all prior business was monthly policies. Conversely, the premium volumes in second quarter 2006 were net of $7.0 million in cancelled premiums. We expect the cancellation rate on the Texas annual policies to be similar to our remaining states at approximately 50.0%.
     Our conversion to annual policies is stabilizing and currently, approximately 73.6% of our Texas book of business was written for an annual term. We expect to continue to offer monthly policies and believe that monthly policies will ultimately represent between 20.0% and 25.0% of the Texas book. We also expect the Texas premium volumes to grow in excess of 10.0% during the second half of the year as compared to the third and fourth quarters of 2005.
     Gross premiums written in the other expansion states of Missouri and Virginia totaled $2.3 million in the second quarter of 2006 as compared to $0.4 million in the quarter for 2005. We expect to continue to gain market share in each of these states over the course of the year as we continue to develop our brand through advertising within these states. Our initial sales office development in these states is now complete, with 25 offices in Missouri and 22 offices in Virginia.

          Gross premiums written in Florida declined 11.6% to $41.2 million while premiums in Tennessee declined 14.4% to $10.7 million as compared to the second quarter of 2005. Our hit ratios in these markets remain very good, but we continue to experience declines in quotes, thus driving down our new business policies. Overall, we believe that we remain competitive in these markets for our core customer; however, as with most of our states, we believe that the increased advertising and a focus on the higher credit profiles of the nonstandard market by some of the national carriers has resulted in our gross written premium declines. The percentage of polices that renew with us at the end of their term remains strong; however, the percentage of policies making it to term has declined in both states. We believe that this could also be a result of some declines in the top tier of our customer base. We recently implemented new rate structures for Florida and Tennessee and are in the process of implementing a more sophisticated pricing structure to help us compete in the upper tiers of the nonstandard market for all of our states.
          The pursuit of alternative distribution channels remains a key strategic initiative. In an effort to expand penetration in our core markets, we will be implementing our “Rural Independent Agent Program” in the last quarter of this year in Tennessee with plans to roll it out in other states if it delivers results as expected. Specifically, we plan to offer our term life and nonstandard automobile insurance products through independent agents in the rural markets of the states in which we operate. At this time, we are focusing on rural markets where the size of the market generally precludes us from opening our own sales office. Based on our preliminary discussions with independent agents, we believe this program will be favorably received by the independent agents due, in large part, to our name recognition, our ongoing advertising efforts and the competitively priced products we are offering in these markets.
          We are now selling policies over the telephone in all of our markets. This distribution channel not only gives us the added flexibility of binding insurance over the phone, but also gives us an alternative channel to expand into new geographic markets. Quoting over the Internet on our website is also available in all of our markets. In addition to Internet sales through our third party Internet provider in Florida, we have begun to sell policies over the Internet through our website in Tennessee. We plan on expanding Internet sales to all of our remaining markets by the end of this year.
          We plan to expand into Illinois in the fourth quarter of this year followed closely by Pennsylvania. Our plans are to primarily utilize our phones sales and Internet initiatives to enter these markets thus limiting the fixed costs associated with new state expansion.
     Ancillary Income
          Ancillary income for the three months ended June 30, 2006 decreased 7.8% to $21.4 million compared to the corresponding period in 2005. Finance income decreased 8.6% to $11.1 million in the second quarter of 2006 as compared to the same period in 2005 due to the 4.8% decline in gross premiums earned and a shift of the mix of business to states where the premium finance yield is slightly lower. Commission and service fee income declined 6.6% in the second quarter of 2006. We receive administrative service fees for the agency, underwriting, policy administration and claims adjusting services performed on behalf of unaffiliated insurers, including nonstandard automobile insurance in Texas and North Carolina. In 2005, we commenced underwriting a portion of our Texas business through one of our own insurance subsidiaries. As a result, the volume of Texas business serviced by us, but underwritten by an unaffiliated insurer declined, which reduced our administrative service fee income by approximately $0.5 million in the current quarter. In addition, we experienced a $0.2 million reduction in commission and administrative service fees from the sale of ancillary insurance products that was partially offset by a $0.1 million increase in income from the sale of our Direct Prepaid Visa® debit card.
          The ratio of ancillary income to gross premiums earned was 18.8% and 21.0% for the three and six months ended June 30, 2006, respectively, as compared to 19.4% and 20.9% for the corresponding periods in 2005. For these same periods, the ratio of ancillary income to operating expenses decreased to 52.6% and 59.4% in the 2006 periods, respectively, from 64.1% and 70.6% in the 2005 periods. Because operating expenses are net of ceded reinsurance commissions received and because we have been reducing our level of reinsurance, our net operating expenses have increased, resulting in a lower ratio of ancillary income to operating expenses. In addition, ancillary income growth was impacted by the fact that there are currently no third party ancillary insurance products available for us to sell through our Texas and Virginia agents.
     Net Investment Income
          Net investment income was $4.8 million for the three months ended June 30, 2006 compared to $3.5 million for the second quarter of 2005. The increase was due primarily to an increase in average invested assets and a higher investment yield as a result of the increasing interest rate environment and slightly longer portfolio duration. Average invested assets increased 20.7% to $409.9 million in the second quarter of 2006 from $339.6 million in the second quarter of 2005. The annualized investment yield was 4.7% and 4.1% for the three months ended June 30, 2006 and 2005, respectively. The increase in the annualized yield rate reflects the higher yield rates on the floating rate securities in the portfolio, and the investment of new cash flows in higher yielding securities in this rising interest rate environment.

     Realized Gains on Securities and Other
          We realized no gross gains and $0.3 million of gross losses on the sale of securities for the three months ended June 30, 2006. Comparatively, we realized gross gains on debt securities of $0.1 million and gross losses of $0.4 million for the comparable period in 2005. There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities still held during either of these periods.
          In the second quarter of 2006, we also realized gross gains of $1.3 million and gross losses of $1.8 million on closed contracts in our trading portfolio. The comparable amounts for the second quarter of 2005 were gross gains of $1.0 million and gross losses of $0.4 million. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized gains (losses) on securities and other” in our condensed consolidated statement of operations. During the quarter, the market value on open contracts increased by $1.2 million, which was included in “net realized gains (losses) on securities and other”, as compared to a decrease of $0.5 million in the prior year. As of June 30, 2006, we had open contracts with gross unrealized gains of $1.0 million and gross unrealized losses of $0.6 million. In the aggregate, the trading portfolio had a net realized gain of $0.7 million in the second quarter of 2006 as compared to no net realized gain in the second quarter of 2005.
     Expenses
     Insurance Losses and Loss Adjustment Expenses
          Insurance losses and loss adjustment expenses increased to $81.9 million for the three months ended June 30, 2006 from $76.5 million for the same period in 2005. The loss ratio for the second quarter of 2006 was 76.3%, which included 1.3 points of storm losses primarily related to tornadoes and hailstorms that hit Tennessee, Texas and other southeastern states in April and May. The loss ratio for the second quarter of 2005 was 73.0%. The Company’s quarterly analysis of reserves resulted in a net decrease to prior accident quarters’ reserves of $0.5 million, which decreased the net loss ratio by 0.5 points in the second quarter of 2006, as compared to a favorable reserve development of 0.4 points in the corresponding quarter for 2005. The majority of our favorable reserve development of $0.5 million in the current quarter related to lower than expected ultimate frequency for personal injury protection losses in Florida and a reduction in ultimate frequency and severity on bodily injury and property damage losses in Tennessee. These reserve adjustments were generally related to the 2005 accident year.
          The net loss ratios, excluding the impact of the adjustments to prior years’ reserves, were 75.5% and 73.4% for the three months ended June 30, 2006 and 2005, respectively. The increase in the current accident quarter loss ratio is compared to the second quarter of 2005 was generally related to some increases in expected ultimate severity in the bodily injury and property damage coverages that started to occur in the second half of 2005. We believe these increases relate to inflationary trends for health care and increased labor rates for vehicle repairs. The frequency for the personal injury protection coverage is slightly lower than the second quarter of 2005, but has remained fairly stable for the past three quarters.
     Operating Expenses
          Operating expenses increased 12.1% to $40.7 million for the three months ended June 30, 2006, compared to $36.3 million for the same period of 2005. This increase in operating expenses reflected increased advertising costs, interest expense, and a lower level of ceding commissions received from reinsurers. Advertising increased by $1.8 million, more than half of which can be attributed to advertising in our expansion states of Texas, Missouri, and Virginia. In addition, the increase in operating expenses also reflected a $1.4 million reduction in ceded reinsurance commissions received compared to the same period in 2005. The impact of the increase in advertising and the lower level of ceding commissions was partially offset by an increase in deferred policy acquisition costs. Interest expense increased $1.2 million, which is due to both an increased interest rate environment and $0.8 million of interest on our $40.0 million junior subordinated debentures that were issued in the third quarter of 2005.
          The increase in operating expenses resulted in net expense ratios of 17.9% and 15.4% for the three and six months ended June 30, 2006, respectively, as compared to 12.4% and 10.0%, respectively, for the corresponding periods in 2005. Our expansion states continue to have a significant impact on this ratio, increasing it by approximately four to five percentage points during 2006. However, we expect this impact will decline as we gain scale and maturity in these states.
     Income Taxes
          Income tax expense decreased to $4.3 million in the second quarter of 2006 as compared to $7.0 million in the second quarter of 2005 due to the reduction in pretax income. Our effective tax rates remained fairly consistent at 37.7% and 37.8% for the three-month periods ended June 30, 2006 and 2005, respectively.

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
          Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $39.7 million and $40.8 million in the first six months of 2006 and 2005, respectively. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.
     Financing and Capital
          Although we have authorization from our board of directors to repurchase an additional $10.0 million shares of common stock through the end of January 2007 as part of our overall capital management strategies, we made no repurchases throughout the first six months of 2006. During this same period, we paid common stock dividends totaling $1.6 million.
          As of June 30, 2006, the maximum aggregate amount available under our revolving credit agreement used to support our premium finance operations was $190.0 million and the amount outstanding was $156.5 million. We have recently negotiated the extension of the maturity date of this facility from June 2007 to June 2009. As a part of that extension, there will be an increase of the maximum amount to $225.0 million effective January 1, 2007. With these revisions, we believe that this facility is sufficient to support our premium finance operations through that time period.
     Reinsurance
          Our quota share reinsurance was eliminated for new and renewal business effective January 1 2006. Because of reinsurance on cancellation of premiums written in the prior year, ceded premiums resulted in additional net premiums written of 0.7% and 1.3% for the three and six months ended June 30, 2006, respectively. Comparatively, we ceded 11.6% and 11.3%, respectively, of our gross premiums written to third party reinsurers in the corresponding periods in 2005. We continue to maintain a property catastrophe reinsurance agreement that provides for $13.0 million of reinsurance coverage in excess of our $2.0 million retention per occurrence.
     Investments
          Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available-for-sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of June 30, 2006, our investment portfolio of $413.3 million included $13.8 million in net unrealized losses.
          As of June 30, 2006, our investment portfolio included gross unrealized gains of $0.2 million and gross unrealized losses of $14.0 million. During the quarter, net unrealized losses on our investment portfolio increased by $2.6 million, which is included in accumulated other comprehensive (loss) income, net of applicable taxes, in the stockholders’ equity section of the balance sheet. Our quarterly procedures include an examination of our investment portfolio for evidence of impairment. The assessment of whether such impairment has occurred is based on management’s evaluation, on an individual security basis, of the underlying reasons for the decline in fair value. In such cases, changes in fair value are discussed with our investment advisors and evaluated to determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. When one of our securities has a decline in fair value that is determined to be other than temporary, we reduce the carrying value of such security to its current fair value as required by GAAP. There were no such write downs in the first six months of either year.

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
          The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available-for-sale as of June 30, 2006:

		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
($ in millions)	Cost	Gains	12 months	12 months	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85.8	$—	$1.8	$1.0	$83.0
Obligations of states and political subdivisions	70.8	0.2	0.7	0.5	69.8
Corporate debt securities
Banks and financial institutions	103.7	—	2.0	2.2	99.5
Credit cards and auto loans	82.2	—	0.9	1.1	80.2
Industrial	47.6	—	0.9	1.4	45.3
Telecommunications	17.5	—	0.4	0.4	16.7
Utilities and Electric Services	14.9	—	0.4	0.3	14.2

Corporate debt securities	265.9	—	4.6	5.4	255.9

Total	$422.5	$0.2	$7.1	$6.9	$408.7

          The amortized cost and fair value of debt securities available-for-sale as of June 30, 2006, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value

Years to maturity:
One or less	$12.2	$12.1
After one through five	188.2	182.8
After five through ten	132.7	127.4
After ten	89.4	86.4

Total	$422.5	$408.7

          The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of June 30, 2006. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.
          The quality distribution of our investment portfolio as of June 30, 2006 was as follows:

($ in millions)
NAIC Rating	S&P Rating	Amortized Cost	Fair Value	%

1	AAA	$154.4	$150.5	36.8%
1	AA	33.6	32.7	8.0%
1	A	111.1	106.7	26.2%
2	BBB	37.8	36.1	8.8%
1	Agency	85.6	82.7	20.2%

Total		$422.5	$408.7	100.0%

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
          The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of June 30, 2006:

	-100 Basis Point		+100 Basis Point
($ in millions)	Change	Fair Value	Change

Debt securities, available-for-sale	$423.1	$408.7	$394.3

          Short-term investments. We have a managed trading account with a commodities trading company and, as of June 30, 2006, the total fair value of open trades in this account was a $0.4 million gain, which represents less than 1% of our entire investment portfolio. We invest in commodities, primarily cattle futures and swaps. U.S. Treasury securities of $2.6 million, included in short-term investments and cash of $2.2 million, included in cash and cash equivalents, are held as collateral for this account. We recognized a net realized loss of $0.5 million on closed contracts and a $1.2 million gain on open contracts during the second quarter of 2005. Because this is a speculative investment and not a hedge, both the realized gains on closed contracts and the change in the fair value of open contracts are reported as “net realized gains (losses) on securities and other” in our consolidated statement of operations.
          Cash and cash equivalents. Our balance in cash and cash equivalents was $71.9 million as of as of June 30, 2006, which was 11.4% higher than the balance of cash held at December 31, 2005. This balance fluctuates as net cash flows from operations are in the process of being permanently invested in our long-term bond portfolio.
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
     In addition to legal actions that are incidental to our business, we and one or more of our subsidiaries have been named as a defendant in a number of currently pending putative class action lawsuits. For descriptions of these legal actions, please see the caption “Business — Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006 and our periodic reports filed with the SEC under the Securities Exchange Act of 1934 since the filing of our Form 10-K. Our motions to dismiss all claims in the putative federal class action lawsuits and federal and state derivative actions described in our Form 10-K have been denied, and plaintiffs’ motions for class certification in the federal class action are pending.
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 3, 2006, we held the annual meeting of our stockholders to vote on the election of directors. The common stockholders voted to elect two directors to serve until the 2009 annual meeting of stockholders. Our common stockholders re-elected Raymond L. Osterhout to the Board of Directors by a vote of 18,004,895 for, 373,230withheld and 0 abstentions and broker non-votes. Our common stock holders also re-elected Stephen L. Rohde to the Board of Directors by a vote of 18,005,895 for, 372,230 withheld, and 0 abstentions and broker non-votes.
     William C. Adair, Jr., Jacqueline C. Adair and Fred H. Medling continue to serve as members of the Board of Directors.
Item 5. Other Information.
     On August 8, 2006, we amended the revolving credit facility agreements among Direct General Financial Services, Inc. and Direct General Premium Finance Company, as borrowers, Direct General Corporation, certain of our other subsidiaries, and a consortium of banks of which First Tennessee Bank National Association serves as “Agent” (the “Credit Facility”). The Credit Facility funds the working capital needs of our premium finance operations.
     The Credit Facility was amended primarily to extend loan maturity, to increase the loan principal, and to admit MidFirst Bank, N.A., into the bank consortium. The amended Credit Facility maintains the $190,000,000 line of credit that is available to our premium finance operations through January 1, 2007, at which time the lenders’ commitment under the Credit Facility will increase to $225,000,000. We pay a 0.2% annual fee for the amount of the lenders’ aggregate commitment that we do not use, except that from January 1, 2007 through December 1, 2007, that fee will be based only on the unused portion of $200,000,000 of the total commitment. Interest remains payable quarterly at a rate elected by us of either the base commercial rate of First Tennessee Bank National Association or at 1.5% to 2.0% above LIBOR, with the percentage established on the basis of our Loan Amount to Net Worth ratio, as defined in the loan agreement. Remaining interest and principal is payable in full at maturity. Loan maturity is extended from June 30, 2007 to June 30, 2009.
     The Credit Facility is principally secured by the finance receivables of our premium finance subsidiaries, is guaranteed by Direct General Corporation and includes a pledge of the capital stock of each of our directly owned subsidiaries.
The Credit Facility loan agreement contains events of default and acceleration of payment obligations that are usual and customary for revolving credit facilities of this nature, such as failure to timely pay amounts due, breach of financial covenants, and the occurrence of a change in control.
Item 6. Exhibits.

10.1	Eighth Amendment to Eighth Amended and Restated Loan Agreement

10.2	Fifteenth Amended and Restated Guaranty Agreement

10.3	Seventh Amendment to Seventh Amended and Restated Pledge and Security Agreement

10.4	Seventh Amendment to Seventh Amended and Restated Security Agreement

31.1	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT GENERAL CORPORATION (Registrant)
August 8, 2006 Date	By:	/s/ William C. Adair, Jr. (Signature)
	Name: Title:	William C. Adair, Jr. Chairman and Chief Executive Officer

August 8, 2006 Date	By:	/s/ J. Todd Hagely (Signature)
	Name: Title:	J. Todd Hagely Senior Vice President and Chief Financial Officer