Form 10-Q
period 2006-09-30
DIRECT GENERAL CORP
filed 2006-11-07
CIK 1023031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,347,675 shares of common stock, no par value, at November 3, 2006.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands — except per share amounts)
Revenues
Premiums earned	$107,002	$100,716	$316,348	$307,366
Finance income	10,648	10,379	33,502	34,680
Commission and service fee income	10,721	10,906	35,157	36,289
Net investment income	4,950	3,741	13,878	10,616
Net realized gains (losses) on securities and other	73	188	(561)	(67)

Total revenues	133,394	125,930	398,324	388,884

Expenses
Insurance losses and loss adjustment expenses	80,466	78,725	239,629	231,092
Selling, general and administrative costs	38,626	33,127	112,398	100,233
Interest expense	2,984	2,259	8,780	5,519

Total expenses	122,076	114,111	360,807	336,844

Income before income taxes	11,318	11,819	37,517	52,040
Income tax expense	4,283	4,559	14,170	19,701

Net income	$7,035	$7,260	$23,347	$32,339

Earnings per Share
Basic earnings per common share	$0.35	$0.34	$1.15	$1.49

Diluted earnings per common share	$0.35	$0.34	$1.15	$1.49

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $427,559 and $395,159 at September 30, 2006 and December 31, 2005, respectively)	$421,837	$388,032
Short-term investments and other invested assets	4,327	3,688

Total investments	426,164	391,720
Cash and cash equivalents	70,389	64,527
Finance receivables, net	231,452	214,796
Reinsurance balances receivable	15,552	27,083
Prepaid reinsurance premiums	1,223	24,440
Goodwill and other intangible assets, net	31,621	31,621
Deferred policy acquisition costs	20,900	13,804
Income taxes recoverable	1,652	4,692
Deferred income taxes	21,467	21,915
Property and equipment, net	16,068	18,346
Other assets	26,586	28,068

Total assets	$863,074	$841,012

Liabilities and Shareholders’ Equity
Loss and loss adjustment expense reserves	$136,356	$131,408
Unearned premiums	231,440	214,715
Reinsurance balances payable and funds held	10,199	32,024
Accounts payable and accrued expenses	16,082	12,550
Notes payable	153,345	153,009
Debentures payable	41,238	41,238
Capital lease obligations	1,673	2,636
Payable for securities	—	3,187
Other liabilities	12,313	12,713

Total liabilities	602,646	603,480

Shareholders’ equity
Common stock, no par; authorized shares – 100,000.0; issued shares – 20,347.7 and 20,339.2 at September 30, 2006 and December 31, 2005, respectively	70,685	69,700
Retained earnings	192,685	171,780
Accumulated other comprehensive (loss) income:
Net unrealized depreciation on investment securities	(3,719)	(4,633)
Net gain on cash flow hedge	777	685

Total shareholders’ equity	260,428	237,532

Total liabilities and shareholders’ equity	$863,074	$841,012

See notes to condensed consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Operating activities
Net income	$23,347	$32,339
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on securities and other	561	67
Depreciation and amortization	6,505	5,007
Deferred income taxes	(94)	(436)
Changes in operating assets and liabilities:
Finance receivables, net	(16,656)	(11,776)
Reinsurance balances receivable	11,531	942
Prepaid reinsurance premiums	23,217	3,927
Deferred policy acquisition costs	(7,096)	(689)
Income taxes recoverable/payable	3,040	2,447
Loss and loss adjustment expense reserves	4,948	5,958
Unearned premiums	16,725	4,493
Reinsurance balances payable and funds held	(21,825)	3,269
Accounts payable and accrued expenses	3,532	2,140
Other	2,189	2,974

Net cash provided by operating activities	49,924	50,662

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	55,195	67,235
Purchase of debt securities available-for-sale	(89,710)	(115,825)
Payable for securities	(3,187)	6,183
Net sales of short-term investments	(525)	(375)
Purchase of common stock in trust	—	(1,238)
Purchase of property and equipment, net	(2,789)	(5,920)
Purchase of insurance agency assets	—	(5,560)
Purchase of property and casualty insurance company	—	(10,432)

Net cash used in investing activities	(41,016)	(65,932)

Financing activities
Repurchase of common stock	—	(38,228)
Issuance of common stock	23	557
Net proceeds from borrowings	2,123	25,315
Proceeds from debentures issued	—	41,238
Payment of principal on borrowings	(2,750)	(1,231)
Payment of dividends on common stock	(2,442)	(2,597)

Net cash (used) provided by financing activities	(3,046)	25,054

Net increase in cash and cash equivalents	5,862	9,784
Cash and cash equivalents at beginning of period	64,527	70,988

Cash and cash equivalents at end of period	$70,389	$80,772

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
2. Basis of Presentation
          The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
3. Notes Payable
          The Company maintains a $190.0 million revolving credit facility with a consortium of banks to fund the working capital of the Company’s premium finance operations. As of September 30, 2006, the amount outstanding under the facility was $150.5 million. Effective June 30, 2006, the Company and its banks agreed to an amendment of this credit facility to increase the aggregate amount available to $225.0 million effective January 1, 2007 and extend the maturity to June 30, 2009. Direct General Corporation also has a $30.0 million revolving credit facility available to support its operations and strategic initiatives. No amounts were outstanding under this facility as of September 30, 2006.
4. Earnings Per Share
          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$7,035	$7,260	$23,347	$32,339

Denominator:
Weighted average common shares outstanding	20,347.7	21,229.8	20,346.3	21,708.4
Dilutive stock options	36.9	45.6	38.6	65.2

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	20,384.6	21,275.4	20,384.9	21,773.6

Basic earnings per common share	$0.35	$0.34	$1.15	$1.49

Diluted earnings per common share	$0.35	$0.34	$1.15	$1.49

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
          Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which was issued in December 2004 and is effective for periods beginning after June 15, 2005. This statement requires the Company to expense the cost resulting from all share-based payment arrangements, including employee stock options, in its financial statements. The Company adopted the provisions of this statement using the modified prospective approach. This approach requires that compensation expense to be recorded for all unvested stock options and restricted stock that exist upon adoption of the statement as they vest. New stock options that are granted are recognized as expense in the financial statements based on their fair values at the grant date. The Company recorded pre-tax compensation expense of $1.0 million for the first nine months of 2006.
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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except per share amounts)
Net income, as reported	$7,260	$32,339
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(217)	(649)

Net income, pro forma	$7,043	$31,690

Income for purposes of computing diluted earnings per share common, as reported	$7,260	$32,339
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(217)	(649)

Income for purposes of computing diluted earnings per share common, pro forma	$7,043	$31,690

Earnings per share
Basic — as reported	$0.34	$1.49

Basic — pro forma	$0.33	$1.46

Diluted — as reported	$0.34	$1.49

Diluted — pro forma	$0.33	$1.46

          A summary of the status of the Company’s stock option plans as of September 30, 2006 and the components of the change for the period are as follows:

Number of
Shares
Options outstanding January 1, 2006 (385,300 exercisable)	970,700
Granted	50,000
Exercised	8,500
Forfeited	60,000

Options outstanding September 30, 2006 (529,700 exercisable)	952,200

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
6. Comprehensive Income
          Total comprehensive income was $11.6 million and $4.6 million for the three months ended September 30, 2006 and 2005, respectively, and $24.4 million and $29.5 million for the nine months ended September 30, 2006 and 2005, respectively.
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
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) FIN No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the appropriate taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the taxing authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is still in the process of analyzing FIN 48, but it is not expected to have a material effect on the results of operations or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s discussion presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is available in the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Some tables may not foot or cross foot due to rounding.
Overview of Operating Results
          Net income for the three months ended September 30, 2006 was $7.0 million or $0.35 per share, on a diluted basis, as compared to net income of $7.3 million or $0.34 per share, on a diluted basis, in the third quarter of 2005. Increasing premium volumes, higher investment income and an improved loss ratio favorably influenced the current quarter results as compared to the third quarter of 2005. Higher operating expenses, primarily related to increased advertising, interest expenses, and expenses associated with our expansion states offset much of the favorable increases.
          The loss ratio for the third quarter of 2006 was 75.2%, down from 78.2% in the third quarter of 2005. There was no impact from catastrophe losses in the current quarter; however, the loss ratio was net of 0.5 points of favorable development on prior years’ reserves. Comparatively, the loss ratio in the third quarter of 2005 included catastrophe losses of 2.5 points and net unfavorable development on reserves, which increased the loss ratio by approximately 2.0 points.
          For the nine months ended September 30, 2006, net income was $23.3 million or $1.15 per share, on a diluted basis, compared to $32.3 million or $1.49 per diluted share in the corresponding period in 2005. The annualized return on average equity for the first nine months of the year was 12.3%.
Summary of Key Measures of Financial Results
          The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations. The information provided is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations.

	(Unaudited)			(Unaudited)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2006	2005	% Change	2006	2005	% Change

Selected Financial Data
Gross premiums written	$103.5	$97.1	6.6	$353.3	$356.7	(1.0)
Ancillary income	21.3	21.3	—	68.7	71.0	(3.2)
Net investment income	5.0	3.7	35.1	13.9	10.6	31.1

Gross revenues	$129.8	$122.1	6.3	$435.9	$438.3	(0.5)

Ceded premiums written	(0.2)	(11.6)	(98.3)	3.0	(40.9)	(107.3)
Change in net unearned premiums	3.7	15.2	(75.7)	(40.0)	(8.5)	NM
Net realized gains (losses) on investments	0.1	0.2	(50.0)	(0.6)	(0.1)	NM

Total revenues	$133.4	$125.9	5.9	$398.3	$388.8	2.4

Net income	$7.0	$7.3	(3.1)	$23.3	$32.3	(27.8)

Key Financial Ratios
Loss ratio — net	75.2%	78.2%		75.7%	75.2%
Expense ratio — net	18.9%	14.0%		16.6%	11.3%

Combined ratio — net	94.1%	92.2%		92.3%	86.5%

Ancillary income to gross premiums earned	19.2%	18.6%		20.4%	20.2%
Ancillary income to net operating expenses	51.2%	60.2%		56.7%	67.2%

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
          Gross Revenues (a non-GAAP financial measure). Gross revenues are the sum of gross premiums written plus ancillary income (finance income and commission and service fee income) and net investment income (excluding net realized gains (losses) on securities). We use gross revenues as the primary measure of the underlying growth of our revenue streams from period to period. Gross revenues are reconciled to total revenues in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Key Measures of Financial Results” above.
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
          Seasonality. The months of February and March generally represent some of the highest premium production months of the year as we believe many of our customers have more disposable cash as a result of income tax refunds. As a result, gross premiums written are generally the highest during the first quarter of the year. Typically, the Company generally experiences its lowest level of gross premiums written during the second quarter of the year as cancellations on the business written in the first quarter occur. Since the majority of our business is financed, finance receivables and unearned premiums increase during the first quarter. In addition, there are corresponding increases in notes payable and cash as our premium finance subsidiaries draw on the revolving line of credit with our banks to settle balances due to our insurance subsidiaries. Since these settlements occur at the end of each month, our insurance subsidiaries tend to hold a high level of cash during the second quarter that has yet to be permanently invested in the long-term portfolio.

Results of Operations
     Revenues
     Premiums
          The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods presented:

	(Unaudited)			(Unaudited)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2006	2005	% Change	2006	2005	% Change

Gross premiums written
Florida	$48.4	$51.8	(6.6)	$160.6	$176.5	(9.0)
Tennessee	12.8	12.9	(0.8)	43.2	47.7	(9.4)
Texas	9.3	7.9	17.7	34.3	30.9	11.0
Georgia	6.5	6.3	3.2	23.0	22.5	2.2
Louisiana	6.3	2.7	133.3	20.1	19.8	1.5
Mississippi	5.1	4.4	15.9	22.1	19.4	13.9
All other states	15.1	11.1	36.0	50.0	39.9	25.3

Gross premiums written	$103.5	$97.1	6.6	$353.3	$356.7	(1.0)
Ceded premiums written	(0.2)	(11.6)	(98.3)	3.0	(40.9)	(107.3)

Net premiums written	$103.3	$85.5	20.8	$356.3	$315.8	12.8

Gross premiums earned	$111.0	$114.3	(2.9)	$336.6	$352.2	(4.4)
Ceded premiums earned	(4.0)	(13.6)	(70.6)	(20.3)	(44.8)	(54.7)

Net premiums earned	$107.0	$100.7	6.2	$316.3	$307.4	2.9

Net premiums written to gross premiums written	99.8%	88.1%		100.8%	88.5%
Gross premiums earned to gross premiums written	107.2%	117.7%		95.4%	98.7%
Net premiums earned to net premiums written	103.6%	117.8%		88.8%	97.3%

          Gross premiums written increased $6.3 million or 6.6% for the three months ended September 30, 2006 from $97.1 million in the third quarter of 2005. For the third quarter of 2006, gross premiums written from the sale of our core non-standard automobile insurance business increased 5.9% to $98.4 million from $92.9 million in the third quarter of 2005 and, over these same periods, gross premiums written from the sale of our term life insurance business increased 21.4% to $5.1 million from $4.2 million. There were increases over the prior period in nearly all states except for Florida and Tennessee. We believe that the increased premium volumes were a result of various sales and marketing initiatives implemented over the last several quarters. Gross premiums earned, a function of gross premiums written over the current and prior periods, decreased 2.9% to $111.0 million in the third quarter of 2006 versus the same period in 2005. Net premiums earned increased 6.2% to $107.0 million primarily as a result of the elimination of quota share reinsurance in 2006.
          Gross premiums written in Texas increased 17.7% over the third quarter of 2005. This premium increase was driven by an increase in quotes resulting in an increase in new business policies, an increase in the percentage of full coverage as compared to liability-only policies, and an increase in renewal business. Prior to March 2005, we only wrote monthly policies in Texas. Since that time, we have been converting this business to annual policies. As of September 30, 2006, approximately 75% of our total policies inforce in Texas were annual policies and we expect that the remaining 25% will continue to be written on a monthly basis. In our other expansion states of Missouri and Virginia, our market share continued to increase with gross premiums written totaling $2.8 million in the current quarter as compared to $0.4 million in the third quarter of 2005. We expect to continue to gain market share in each of these states as we continue to develop our brand within these states and begin to build our renewal book of business.
          Gross premiums written in Florida declined 6.6% to $48.4 million as compared to the third quarter of 2005, while premiums in Tennessee were down less than 1% at $12.8 million. In Florida, we still continued to experience a decline in quote volumes, but to a lesser extent than the declines experienced earlier in the year. The decline in quotes lead to a decline in new business policies for the quarter. The hit ratios in Florida remain very good. Overall, we believe that our current marketing initiatives are improving quote volumes and that the premium volumes in Florida in the fourth quarter will be relatively flat with the fourth quarter of 2005 as the impact of our marketing continues to drive new business.

          The pursuit of alternative distribution channels remains a key strategic initiative. We plan to commence selling policies through our “Rural Independent Agent Program”, announced last quarter, in the fourth quarter of this year in Tennessee, and we plan to roll it out in other states if it delivers results as expected. We are now selling policies over the telephone in all of our markets. This distribution channel not only gives us the added flexibility of binding insurance over the phone, but it also gives us an alternative channel to expand into new geographic markets. Quoting over the Internet on our website is also available in all of our markets. In addition to Internet sales through our third party Internet provider in Florida, we have begun to sell policies over the Internet through our website in Tennessee. We plan on expanding Internet sales to all of our remaining markets over the next several months.
          We commenced selling new business policies in Illinois in October and plan to expand into Pennsylvania in early 2007. Our initial plans are to offer our products over the phone and Internet in these markets thus limiting the fixed costs associated with new state expansion.
     Ancillary Income
          Ancillary income for the three months ended September 30, 2006 was consistent with the $21.3 million earned during the same quarter of 2005. A $0.2 million increase in premium finance income was offset by a $0.2 million decrease in commissions and administrative service fees from unaffiliated insurers. The increase in premium finance income was largely related to an unusual decline that we experienced in the third quarter of 2005 due to the significant increase in cancelled policies in Louisiana as a result of Hurricane Katrina. Ancillary income from our consumer products (Direct Prepaid Visa® and Direct Cash Advance) was relatively flat at $0.7 million in both the current and prior year quarter.
          The ratio of ancillary income to gross premiums earned was 19.2% and 20.4% for the three and nine months ended September 30, 2006, respectively, as compared to 18.6% and 20.2% for the corresponding periods in 2005. For these same periods, the ratio of ancillary income to operating expenses decreased to 51.2% and 56.7% in the 2006 periods, respectively, from 60.2% and 67.2% in the 2005 periods. Our net operating expenses have increased, which resulted in a lower ratio of ancillary income to operating expenses. We plan to begin selling a new ancillary insurance product in our expansion state of Virginia before the end of the year in order to increase revenues and offset operating costs.
     Net Investment Income
          Net investment income was $5.0 million for the three months ended September 30, 2006 compared to $3.7 million for the comparable period in 2005. The increase was due primarily to an increase in average invested assets coupled with a higher investment yield as a result of the increasing interest rate environment. Average invested assets increased 14.5% to $425.2 million in the third quarter of 2006 from $371.5 million in the third quarter of 2005. The annualized investment yield was 4.7% and 3.8% for the three months ended September 30, 2006 and 2005, respectively.
     Realized Gains on Securities and Other
          Realized gains and losses on the sale of securities were insignificant for the three months ended September 30, 2006. In the comparable period for 2005 we realized gross gains of $0.1 million and gross losses of $0.2 million on the sale of securities. There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities still held during either of these periods.
          In the third quarter of 2006, we also realized gross gains of $1.1 million and gross losses of $0.7 million on closed contracts in our trading portfolio. The trading portfolio primarily consists of futures contracts, swaps, and other derivative instruments. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized gains (losses) on securities and other” in our condensed consolidated statement of operations. During the quarter, the market value on open contracts decreased by $0.3 million, which was included in “net realized gains (losses) on securities and other.” As of September 30, 2006, we had open contracts with gross unrealized gains of $0.4 million and gross unrealized losses of $0.3 million. Comparatively, we realized net gains of $0.3 million on our trading portfolio in the third quarter of 2005.
     Expenses
     Insurance Losses and Loss Adjustment Expenses
          Insurance losses and loss adjustment expenses increased to $80.5 million for the three months ended September 30, 2006 from $78.7 million for the same period in 2005. The expected increase in losses incurred as a result of the increase in net premiums earned was partially offset by a decline in the loss ratio to 75.2% in the current quarter from 78.2% in the third quarter of 2005. While catastrophe losses in the quarter in 2006 were insignificant, losses for the corresponding period in 2005 included net catastrophe losses from Hurricane Katrina of $2.1 million and Hurricane Rita of $0.4 million.
          Our quarterly analysis of loss reserves resulted in net favorable reserve development of $0.5 million, which decreased the loss ratio by 0.5 points in the current quarter. The majority of our favorable reserve development related to lower than expected ultimate frequency for personal injury protection losses in Florida generally associated with the 2005 and, to a lesser extent, 2004 accident years. Comparatively, we recognized adverse loss reserve development of approximately $2.0 million in the third quarter of 2005, which increased the net loss ratio by 2.0 points. The adverse reserve development in the 2005 quarter was primarily related to an increase in the expected severity of property damage claims in Florida due to higher average payments and an increase in our expected level of subrogation payments on closed claims.
          Excluding the impact of reserve development and catastrophic losses, the loss ratio for the current accident quarter was 75.7% as compared to an accident quarter loss ratio of 73.7% in the third quarter of 2005. The increase in the current accident quarter loss ratio was generally related to some increases in expected ultimate severity in the property damage and physical damage coverages, which we believe is related to higher labor rates at body shops and an increase in the cost of parts. A portion of the increase in the loss ratio was also related to a slight reduction in earned premiums per exposure on the physical damage coverage as a result of some rate reductions implemented in 2005 as we sought to increase our full-coverage business. Generally, overall frequency for most coverages is lower than the claims frequency experienced in 2005. However, much of this favorable trend was offset by increases in severity.
     Operating Expenses
          Operating expenses increased 17.5% to $41.6 million for the three months ended September 30, 2006, compared to $35.4 million for the same period of 2005. This increase in operating expenses is due to increased advertising, increased costs associated with our expansions into Texas, Missouri, and Virginia, higher interest costs, as well as other increases in corporate and overhead costs.
          In an effort to generate additional revenues, we increased our advertising expenses by $2.5 million compared to the third quarter of 2005, with approximately one-half of the increase attributable to our expansion states. We believe that this increased advertising was a key driver for our 6.6% increase in gross written premiums over the prior year third quarter. In our three expansion states, non-advertising expenses increased $0.7 million due to additional offices being in operation, primarily in Virginia and Missouri, and $0.3 million in other costs. Interest expense increased $0.7 million due primarily to interest payments on our $41.2 million junior subordinated debentures that were issued late in the third quarter of 2005. Corporate and overhead costs increased $1.7 million, due to a higher level of salaries, rent and professional service fees including triennial state insurance exam fees and higher legal fees associated with various pending litigation. The increase in operating expenses was also impacted by a $0.4 million non-recurring franchise tax credit recognized in the third quarter of 2005.
          The increase in operating expenses resulted in net expense ratios of 18.9% and 16.6% for the three and nine months ended September 30, 2006, respectively, as compared to 14.0% and 11.3%, respectively, for the corresponding periods in 2005.
     Income Taxes
          Income tax expense decreased to $4.3 million in the third quarter of 2006 as compared to $4.6 million in the third quarter of 2005 primarily due to the reduction in pretax income. Our effective tax rates remained fairly consistent at 37.8% and 37.9% for the nine-months ended September 30, 2006 and 2005, respectively.

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
          Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $49.9 million and $50.7 million in the first nine months of 2006 and 2005, respectively. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.
     Financing and Capital
          Although we have authorization from our board of directors to repurchase an additional $10.0 million shares of common stock through the end of January 2007 as part of our overall capital management strategies, we made no repurchases throughout the first nine months of 2006. During this same period, we paid common stock dividends totaling $2.4 million.
          As of September 30, 2006, the maximum aggregate amount available under our revolving credit agreement used to support our premium finance operations was $190.0 million and the amount outstanding was $150.5 million. Effective June 30, 2006, the Company and its banks agreed to an amendment of this credit facility to increase the aggregate amount available to $225.0 million effective January 1, 2007 and extend the maturity from June 30, 2007 to June 30, 2009. We believe that this facility is sufficient to support our premium finance operations through mid-2009.
     Reinsurance
          Our quota share reinsurance was eliminated for new and renewal business effective January 1, 2006. Ceded premiums resulted in a reduction of net premiums written of 0.2% for the three months ended September 30, 2006. However, the impact of cancellations on premiums that were previously ceded in the prior year actually resulted in an increase in net premiums written of 0.8% for the nine months ended September 30, 2006. Comparatively, we ceded 11.9% and 11.5%, respectively, of our gross premiums written to third party reinsurers in the corresponding periods in 2005. We continue to maintain a property catastrophe reinsurance agreement that provides for $13.0 million of reinsurance coverage.
     Investments
          Debt securities. Our investment portfolio primarily consists of debt securities, all classified as available-for-sale and carried at market value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of September 30, 2006, our investment portfolio of $421.8 million included $5.7 million of net unrealized losses. The effective duration of our investment portfolio was 3.9 years at September 30, 2006.
          As of September 30, 2006, our investment portfolio included gross unrealized gains of $1.7 million and gross unrealized losses of $7.4 million. During the quarter, net unrealized losses on our investment portfolio decreased by $8.1 million, which is included in accumulated other comprehensive (loss) income, net of applicable taxes, in the stockholders’ equity section of the balance sheet. Our quarterly procedures include an examination of our investment portfolio for evidence of impairment. The assessment of whether such impairment has occurred is based on management’s evaluation, on an individual security basis, of the underlying reasons for the decline in fair value. In such cases, changes in fair value are discussed with our investment advisors and evaluated to determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. When one of our securities has a decline in fair value that is determined to be other than temporary, we reduce the carrying value of such security to its current fair value as required by GAAP.

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
          The following table shows the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available-for-sale as of September 30, 2006:

		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
($ in millions)	Cost	Gains	12 months	12 months	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89.1	$0.5	$0.2	$1.2	$88.2
Obligations of states and political subdivisions	71.9	0.5	—	0.5	71.9
Corporate debt securities
Banks and financial institutions	104.7	0.3	0.1	2.1	102.8
Credit cards and auto loans	79.2	0.2	0.1	1.1	78.2
Industrial	50.3	0.2	0.1	1.2	49.1
Telecommunications	17.9	—	—	0.4	17.5
Utilities and Electric Services	14.5	—	—	0.4	14.1

Corporate debt securities	266.6	0.7	0.3	5.2	261.7

Total	$427.6	$1.7	$0.5	$6.9	$421.8

          The amortized cost and fair value of debt securities available-for-sale as of September 30, 2006, by contractual maturity, is shown below:

($ in millions)	Amortized Cost	Fair Value

Years to maturity:
One or less	$17.5	$17.3
After one through five	188.2	185.1
After five through ten	130.8	129.5
After ten	91.1	89.9

Total	$427.6	$421.8

          The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, rated “BBB-” or higher by Standard & Poor’s (“S&P”). NAIC designations 3 through 6 include bonds considered below investment grade, rated “BB+” or lower by S&P. All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of September 30, 2006. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade.

          The quality distribution of our investment portfolio as of September 30, 2006 was as follows:
($ in millions)

NAIC	S&P	Amortized
Rating	Rating	Cost	Fair Value	%

1	AAA	$164.5	$162.8	38.6%
1	AA	47.0	46.5	11.0%
1	A	92.9	91.0	21.6%
2	BBB	35.5	34.7	8.2%
3	BB	0.0	0.0	0.0%
1	Agency	87.7	86.8	20.6%

		$427.6	$421.8	100.0%

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
          The following table provides information about our investments that are sensitive to interest rate risk and provides estimates of expected changes in fair value based upon a 100 basis-point increase and decrease in market interest rates as of September 30, 2006:

	-100 Basis Point		+100 Basis Point
($ in millions)	Change	Fair Value	Change

Debt securities, available-for-sale	$438.4	$421.8	$405.3

          Short-term investments. We have a managed trading account with a commodities trading company and, as of September 30, 2006, the net total fair value of open trades in this account was a $0.1 million gain, which represents less than 1% of our entire investment portfolio. We invest in commodities, primarily cattle futures and swaps. U.S. Treasury securities of $2.6 million, included in short-term investments and cash of $2.6 million, included in cash and cash equivalents, are held as collateral for this account. We recognized a net realized gain of $0.4 million on closed contracts and a $0.3 million loss on open contracts during the third quarter of 2006. Because this is a speculative investment and not a hedge, both the realized gains on closed contracts and the change in the fair value of open contracts are reported as “net realized gains (losses) on securities and other” in our consolidated statement of operations.
          Cash and cash equivalents. Our balance in cash and cash equivalents was $70.4 million as of as of September 30, 2006, which was 9.1% higher than the balance of cash held at December 31, 2005.
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
          In addition to legal actions that are incidental to our business, we and one or more of our subsidiaries are named defendants in a number of currently pending putative class action lawsuits, as described in “Business — Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006 and our subsequent periodic reports filed with the SEC under the Securities Exchange Act of 1934. During the third quarter of 2006, the plaintiff’s motion for class certification in the previously reported action filed in United States District Court for the Middle District of Tennessee was granted. In addition, earlier this year one of the previously reported purported class actions filed against us in Florida in April 2003, alleging improper cancellation of insurance policies, was settled with the individually named plaintiff for an immaterial amount.
          In August 2006, the Florida Department of Financial Services (the “Florida Department”) issued a press release stating that it had filed administrative charges against certain agents and customer representatives employed or formerly employed by our agency subsidiary in Florida. The charges recited in the press release allege that some of these individuals had used improper sales practices in selling ancillary and other insurance products to customers in connection with their purchase of automobile insurance policies. A few weeks following this press release, we received service of a complaint in a new purported class action lawsuit in Florida, Julie Buell vs. Direct General Insurance Agency, Inc. and Direct General Insurance Company, filed on August 28, 2006 in the Circuit Court of the 6th Judicial Circuit in and for Pasco County, Florida (“Buell”), alleging that the defendants had used improper sales practices identical to some of the practices that had been recited in the Florida Department’s press release. This lawsuit is in its very early procedural stages. In addition, the other previously reported purported class action filed against us in Florida in April 2003, which claims, among other things, unlawful practices in connection with the financing of supposed automobile memberships, was amended following the Florida Department’s press release and the filing of the Buell case, to add a new claim that is identical to one of the charges recited in the press release and also claimed in the Buell case. We believe that we have meritorious defenses and are vigorously defending against all of the claims made in these lawsuits. At this point in time, however, the ultimate outcome of these lawsuits remains uncertain.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          On August 2, 2005, the Company announced that its Board of Directors approved the repurchase of up to $30.0 million of its outstanding common stock. We did not repurchase any shares of our common stock during the three-month period ended September 30, 2006. As of September 30, 2006, $10.0 million of this authorization remains available.

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

DIRECT GENERAL CORPORATION
(Registrant)

November 7, 2006	By:	/s/ William C. Adair, Jr.

Date		(Signature)
	Name:	William C. Adair, Jr.
	Title:	Chairman and Chief Executive Officer

November 7, 2006	By:	/s/ J. Todd Hagely

Date		(Signature)
	Name:	J. Todd Hagely
	Title:	Senior Vice President and Chief Financial Officer