Form 10-K
period 2006-12-31
DIRECT GENERAL CORP
filed 2007-03-15
CIK 1023031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(g) of the Act:
None

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
☑
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
Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (quotation date of June 30, 2006 $16.92), based on the price at which the common equity was last sold on such date: $250,104,131.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,347,675 shares of common stock, no par value, at March 12, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     All of the information called for by Part III of this report is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2007.

PART I
Item 1. Business.
     Direct General Corporation, headquartered in Nashville, Tennessee, was incorporated in 1993 and is a financial services holding company whose principal operating subsidiaries provide non-standard personal automobile insurance, term life insurance, premium finance and other consumer products and services primarily on a direct basis and primarily in the southeastern United States. Direct General Corporation owns five property/casualty insurance companies, two life/health insurance companies, two premium finance companies, twelve insurance agencies, two administrative service companies and one company that provides non-insurance consumer products and services. We are organized as a holding company system with all of our operations being conducted by our wholly-owned subsidiaries. Throughout this report the pronouns “we”, “us”, “our”, and similar words or phrases are sometimes used when collectively describing or referring to the operations conducted, financial measurements, geographical areas of operations, licensing and other regulatory obligations, etc. of Direct General Corporation and its subsidiaries that make up the Direct General holding company system as a whole. The reader of this report should understand that these generalized descriptions and references relate only to the Company (whether Direct General Corporation and/or one or more of its subsidiaries) within the Direct General holding company system to which the description or reference specifically applies and not literally to every corporate member of the Direct General group.
     On December 4, 2006, we entered into a definitive merger agreement with Elara Holdings, Inc., or Elara, an affiliate of Fremont Partners and Texas Pacific Group, and Elara Merger Corporation, pursuant to which Elara agreed to acquire all of our outstanding stock. Upon completion of the merger, Elara will pay $21.25 for each of our outstanding shares of common stock. Recently, Fremont Partners and Texas Pacific Group have changed their names to Calera Capital and TPG Capital, respectively. We sometimes refer to the proposed transaction herein as the “Elara Merger.”
     Our Board of Directors approved, and on March 8, 2007, our stockholders voted to approve the Elara Merger. Upon completion of the Elara Merger, we will become a privately held company, and our common stock will no longer be publicly traded. Completion of the Elara Merger is subject to customary conditions to closing. In addition, state insurance, finance and other laws that apply to our various subsidiaries generally require that an acquiring party in a merger transaction obtain approval from the relevant state insurance and finance commissioner or banking or similar department prior to the acquisition. Accordingly, applications have been be filed with the insurance, finance, banking or other required commissioners or departments of the state of domicile (or state of commercial domicile in the case of Florida) of our insurance company, finance company and small loan/payday lending subsidiaries. In addition, filings have been made under the insurance and finance laws of certain other states that require the filing of a pre-acquisition notice and the expiration or termination of a waiting period prior to the consummation of the Elara Merger.
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
     We offer a variety of other insurance products designed to benefit and appeal to purchasers of our non-standard personal automobile insurance policies, including term life insurance offered through our wholly-owned life insurance subsidiaries, as well as vehicle protection insurance and hospital indemnity insurance underwritten by unaffiliated insurers for which we receive a commission but do not bear insurance underwriting risk. Since 2004, we have offered private labeled prepaid Visa® debit cards to our customers. The cards are administered by a third party processor, and we receive issuance and transaction fees. We also offer payday consumer loans in certain of our Florida, Kentucky, Louisiana, Mississippi, Missouri and Tennessee offices. These loans are not offered in every office located in these states because of regulatory or lease restrictions.
     Our strategy also contemplates the sale of additional insurance products to our customers. In 2006, we commenced selling motorcycle policies in Tennessee, Arkansas and Illinois, and we plan to roll out motorcycle coverage to the majority of our other states during 2007. We are retaining the underwriting risk for this coverage. We are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), and boat and personal watercraft policies. These additional insurance products may either be underwritten by us or by unaffiliated insurers from which we would receive a commission. We will assess the underwriting risk with respect to the products underwritten by us and may cede some portion of the risk to unaffiliated reinsurers.
     The following table summarizes the components of our gross revenues for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Gross premiums:
Gross premiums written — automobile	$433.2	$433.1	$463.5
Gross premiums written — life	22.7	19.9	18.4

Total gross premiums	455.9	453.0	481.9

Ancillary income (1):
Finance income	43.9	44.4	49.2
Commission and service fee income	45.6	46.8	48.6

Total ancillary income	89.5	91.2	97.8

Net investment income excluding realized gains (losses) on securities	19.0	14.7	10.8

Gross revenues (2)	$564.4	$558.9	$590.5

(1)	Ancillary income includes income derived from revenue sources that do not entail insurance underwriting risk.

(2)	Gross revenues, which we consider to be a non-GAAP financial measure, is defined as gross premiums written, including direct premiums written and assumed premiums written, finance income, commission and service fee income, and net investment income (excluding net realized gains (losses) on securities). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Measurement of Results”.
Our Favorable Cost Structure
     We emphasize the use of neighborhood sales offices staffed by employee-agents as opposed to commissioned agents, thereby replacing a variable operating cost structure with a largely fixed operating cost structure. Our sales offices staffed by company employees enable us to capture a significant source of ancillary income that does not entail insurance underwriting risk. Compared to companies operating under the traditional non-

standard automobile insurance business model, where revenues from underwriting operations must cover the operating costs, our ancillary income provides us with a significant source of additional revenues.
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
     We have also been pursuing initiatives to broaden our distribution to include sales over the telephone and through the Internet. While we believe that the majority of our business will continue to be conducted through our neighborhood sales offices, we also believe that some customers in the non-standard market prefer the convenience of being able to complete their transactions over the telephone or through the Internet. We commenced selling policies over the phone in the fourth quarter of 2005 and subsequently expanded this alternative distribution to all of our other states during 2006.
     We have been testing Internet sales in Florida through an unaffiliated insurance agency over the past few years. In 2006, this agency produced $6.4 million of automobile insurance premiums for us in Florida. We are in the process of expanding our Internet distribution to our other states through both our own website and the website of the unaffiliated agency. We offer online quotes in all markets and customers can purchase their policies through our website in approximately half of our states. Internet sales are now available in Georgia, Illinois, Tennessee, Mississippi, Missouri and Virginia. We expect to make Internet sales available in all of our markets by the end of 2007.
     The following table summarizes our operating costs and the percentage of such costs covered by ancillary income for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Ancillary income	$89.5	$91.2	$97.8

Operating expenses
Selling, general and administrative costs	$155.1	$133.6	$108.5
Interest expense	12.0	8.3	5.5

Total operating expenses	$167.1	$141.9	$114.0

Ratio of ancillary income to total operating expenses	53.6%	64.3%	85.8%
Our Strengths
     We believe that our strengths provide a foundation for profitable growth.
•	Our integrated business model enables us to better manage our business and capture a significant amount of premium finance revenues, term life insurance premiums, commissions from the sale of non-core insurance products and other revenues that would typically be paid, in an independent agency distribution model, to an unaffiliated premium finance company, independent agent or other third party.
•	Our broad sales office network, which emphasizes the use of employee-agents, is the cornerstone of our relationship with our customers, who typically would prefer to conduct business face-to-face than by telephone or on the Internet.

•	Our premium finance operations, which support the majority of the policies that we sell, provide attractive payment plans for our policyholders and allow us to adjust payment plan structures to meet changes in market demands more quickly than most of our competitors.

•	Our favorable cost structure enables us to leverage our largely fixed cost neighborhood sales offices staffed by company employees and reduce our marginal operating cost as we increase revenues.

•	Our ancillary revenues, including premium finance revenues, commissions from the sale of non-core insurance products and other revenues, none of which currently entails insurance underwriting risk, defray a significant amount of our operating expenses.

•	Our claims settlement philosophy and procedures have been designed with a clear emphasis on controlling costs through the use of our employee-staffed claims operations.

•	Our controlled policy underwriting and pricing are supported by an integrated point of sale agency system and back office control system.

•	Strong name branding in our markets results from our extensive use of television advertising and the presence of our neighborhood sales offices throughout the states in which we operate.
Our Future Growth
     We intend to continue our growth primarily through:
•	Increasing Revenues in Existing Markets. We are focused on increasing revenues in our existing markets by:
•	generating new customers through our advertising campaigns; and

•	increasing the sales of our non-core insurance and non-insurance products and services.
•	Expanding Our Product and Service Offerings. We intend to expand the range of non-core insurance and non-insurance products and services we offer.

•	Expanding Our Distribution Network. We intend to expand into new states through acquisitions of local agencies and the opening of new sales offices. We also plan to continue to expand alternative distribution channels for our products including further development and enhancement of our Internet distribution to all of our states during 2007.
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

The higher average premiums compared to the standard market generally result from an increased frequency of losses, which is partially offset by the lower severity of losses resulting from lower limits of coverage. While there is no established industry-recognized demarcation between non-standard and other personal automobile insurance markets, based upon data compiled from A.M. Best, we believe that, as of December 31, 2005, the size of the non-standard automobile market segment in the United States was approximately $37 billion, representing approximately 23% of the total personal automobile insurance market.
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
     Based upon data compiled from A.M. Best, we believe that, as of December 31, 2005 (the most recent data available), ten insurance groups accounted for approximately 74% of the approximately $37 billion non-standard market segment. We believe that our primary insurance company competition comes not only from national companies or their subsidiaries, such as the Progressive insurance group, the Allstate insurance group, the Infinity insurance group, the State Farm insurance group, the Berkshire Hathaway insurance group (including GEICO) and the Bristol West insurance group, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we operate. Based upon our direct written premiums for 2005, we believe that, as of December 31, 2005, we would be ranked 15th nationally and ninth in the twelve states in which we operated among non-standard automobile insurers, using the 2005 market data compiled from A.M. Best.
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
     Alternative Distribution Channels. We believe that a majority of our customer base prefers to conduct business through our neighborhood sales offices. However, we also believe that there is a segment of the non-standard market that has the ability and desire to conduct business over the telephone or through the Internet. Phone sales are available now in all states and sales through the Internet should be available in all of our states in 2007.

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
     The following table provides a summary of gross personal automobile insurance premiums written for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Gross premiums written – Automobile	$433.2	$433.1	$463.5
     In 2006, we began issuing motorcycle coverage in Tennessee, Arkansas and Illinois. Because this product is very similar to automobile insurance and we have in-house expertise related to this coverage, we have decided to retain the underwriting risk for this product. We plan to make this product available in the majority of our states in 2007.
Individual Term Life Insurance
     We offer our customers individual term life insurance policies with face amounts of $10,000, $15,000, $20,000 or $25,000. These are basic, one-year term policies that are guaranteed to be renewable for two additional one-year periods. Underwriting for this product generally consists of applicants answering certain health related questions. This product, which is sold in our neighborhood sales offices by our licensed employee-agents in each of the states in which we operate, is underwritten by our life insurance subsidiaries. Our employee-agents presently receive a small commission on the sale of this term life product.
     The following table provides a summary of gross term life insurance premiums written for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Gross premiums written – Life	$22.7	$19.9	$18.4
Premium Finance
     In 2006, our premium finance subsidiaries financed the premiums on over 95% of the insurance policies that we sold, excluding the monthly policies produced in the State of Texas, which are not financed. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. We offer our customers a variety of payment plans that allow for low down payments.
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
     In a typical premium finance arrangement, the premium finance company lends the amount of the premium (minus the insured’s down payment) to the insured and pays it to the insurance company on behalf of the insured. The insured makes periodic payments to the premium finance company over the term of the finance agreement. Our payment plans and down payments are developed giving consideration to expected default rates and their timing and the amount of the unearned portion of the insurance premiums being financed, which provides security for the loan.
     If an insurance policy is cancelled before its term expires, the policyholder has a right to receive a return of the unearned premium. Under a premium finance agreement, however, the policyholder assigns this right to the premium finance company to secure his or her obligations under the loan. If the policyholder defaults on a payment and, after being notified of the default, fails to cure the default within the prescribed time period, the premium finance company has the right to order the insurance company to cancel the policy and pay to the premium finance company the amount of any unearned premium on the policy. If the amount of unearned premium exceeds the balance due on the loan plus any interest and applicable fees owed by the policyholder to the premium finance company, then the premium finance company returns the excess amount to the policyholder in accordance with applicable law.
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

     The following table provides a summary of our finance income for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Finance income	$43.9	$44.4	$49.2
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
     The ancillary insurance products we currently offer include vehicle protection, and hospital indemnity. These insurance policies generally provide coverage and options that include reimbursement for medical expenses and hospital room coverage as a result of injuries sustained in automobile accidents, reimbursement for premiums for bail bonds, ambulance assistance in the event of automobile accidents, automobile rental reimbursement if the insured vehicle is involved in an accident or is stolen, and reimbursement for personal effects losses caused by damage to rented automobiles.
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

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Commission and service fee income	$45.6	$46.8	$48.6
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

     Direct Prepaid Visa®, a Debit Card Program. Our private label Visa® debit card program allows our customers to purchase a card that can be loaded with cash only while our customer is in one of our sales offices. The program, which is available in all of our states, is administered by a third party processor and we receive a fee upon the issuance of each card and on each subsequent transaction in which our customer uses the card. We retain some financial risk if amounts are improperly charged to the card in excess of the pre-funded balance on the card. During 2006, we sold about 178,000 cards and our customers loaded approximately $44.6 million on their cards.
     Direct Cash Advance, a Payday Consumer Loan Program. We offer payday consumer loans through our consumer products subsidiary in certain of our sales offices under the trade name Direct Cash Advance, in the states of Louisiana, Florida, Kentucky, Mississippi, Missouri and Tennessee. Our loans are generally available for amounts up to $300 and mature two weeks from the date of issuance. We use a variety of underwriting guidelines in our loan approval process in order to mitigate the risk of loss on these transactions. We finance and service the loans, and we retain the risk for uncollectible amounts.
     We have designed our Direct Cash Advance program to comply with each individual state’s regulations and, as such, we will likely not offer this product in certain states due to the lack of state enabling legislation or due to other legislation that creates an unfavorable climate for the payday lending business. We may also be limited as to where we can offer this product for a variety of other reasons including certain lease restrictions related to our sales offices.
Underwriting and Pricing
     Non-Standard Personal Automobile Insurance. We strive to diligently price and closely control the underwriting standards for our non-standard personal automobile insurance policies that we sell. We generally do not sell personal automobile insurance policies to persons whom we deem to have an excessive number of points on their driving record. Our underwriting and rating systems are fully automated, including on-line driving records and on-line insurance scoring in the majority of the states in which we operate. We believe that our automated underwriting and pricing systems provide a significant competitive advantage to us, because these systems give us the ability to capture relevant pricing information, improve efficiencies, increase the accuracy and consistency of underwriting decisions and reduce training costs. Our systems can be changed easily on a state-by-state basis to reflect new rates and underwriting guidelines necessary to compete effectively in our markets.
     We set premium rates based on specific type of vehicle, garage location and the driver’s age, gender, marital status, driving experience and location. Currently, we only use insurance scoring as an additional rating factor in the majority of our states excluding Florida, Georgia, North Carolina and Texas. Ultimately, we plan to incorporate insurance scoring as a rating factor in all of our states unless it is specifically prohibited by state law. We seek to maintain competitive, but adequate, rates to attract those responsible drivers who we believe make up a significant portion of the non-standard market. We review loss trends in every state on a quarterly basis to identify changes in frequency and severity, and to assess the adequacy of our rates and underwriting standards. We are committed to maintaining discipline in our pricing by adjusting rates, as necessary, to maintain or improve profit margins in each market.
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
     As of February 28, 2007, our claims operation had a staff of 557 employees, including adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of two major regional claims centers and three smaller regional centers. Our employees handle all claims from the initial report of the claim until the final settlement. The regional claims offices are assigned geographic service areas with enough flexibility for any office to handle claims from other areas, as claims volume, workloads and available staff require. We believe that our in-house employment of salaried claims personnel, including appraisers and adjusters, and our control of the entire claims process result in a reduction of our ultimate loss payments, lower loss adjustment expenses and improved customer service.
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

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Balance at beginning of period	$131.4	$124.9	$112.6
Less reinsurance recoverables on unpaid losses	17.5	22.9	37.9

Net balance at beginning of period	113.9	102.0	74.7
Add Losses and LAE incurred, net of reinsurance related to:
Current period	321.2	299.0	275.7
Prior period	(0.3)	6.8	6.3

Net losses and LAE incurred during the current year	320.9	305.8	282.0

Deduct losses and LAE paid, net of reinsurance, related to:
Current period	221.7	210.6	191.2
Prior period	82.3	83.3	63.5

Net claim payments made during the current period	304.0	293.9	254.7

Net balance at end of period	130.8	113.9	102.0
Plus reinsurance recoverables on unpaid losses	6.0	17.5	22.9

Balance at end of period	$136.8	$131.4	$124.9

     Net loss and LAE incurred included the impact of favorable development on prior years’ reserves of $0.3 million in 2006 and adverse development of $6.8 million in 2005. Approximately $5.8 million of the unfavorable development during 2005 was related to our business in Florida, and was attributable to higher than expected severity in the personal injury protection coverage and both higher than expected frequency and severity for the property damage coverage. For further discussion refer to Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Insurance Losses and Loss Adjustment Expenses.
     During 2006, approximately 73% of our net claim payments were related to accidents occurring in the current year and the remaining 27% were attributable to prior accident years. This represents a slight increase from 2005, when our net claim payments for the 2005 accident year represented 72% of the total and the remaining 28% were related to payments on accidents occurring in prior years.
     The table provided after the following paragraph presents the development of reserves, net of reinsurance, from 1996 through 2006. The top line of the table presents the reserves at the balance sheet date for each of the years indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table presents the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.
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

	As of December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	($ in millions)
Net reserves for losses and loss adjustment expense:
Originally estimated	$16.0	$18.4	$31.4	$33.9	$34.5	$37.0	$57.9	$74.7	$102.0	$113.9	$130.8

Cumulative amounts paid as of:
One year later	9.7	9.7	18.4	25.0	31.2	13.1	43.8	63.5	83.2	82.3
Two years later	12.4	12.2	24.8	33.7	35.3	26.9	55.4	75.5	99.9
Three years later	13.2	13.7	27.6	36.1	41.3	32.7	59.7	82.0
Four years later	13.7	14.4	28.7	38.4	43.6	34.7	62.1
Five years later	13.9	14.7	29.3	39.2	44.5	35.3
Six years later	14.0	14.8	29.7	39.6	44.8
Seven years later	14.1	14.9	29.8	39.7
Eight years later	14.1	15.0	29.8
Nine years later	14.1	15.0
Ten years later	14.1
Reserves re-estimated as of:
One year later	15.7	16.6	29.1	36.2	43.1	31.5	58.0	81.0	108.8	113.6
Two years later	15.6	15.6	28.8	38.3	42.7	33.6	61.2	84.1	112.3
Three years later	14.9	15.3	29.4	38.7	43.8	35.1	62.8	86.5
Four years later	14.6	15.1	29.5	39.3	44.6	35.9	64.1
Five years later	14.3	14.8	29.7	39.7	45.1	36.0
Six years later	14.1	14.9	29.8	39.9	45.2
Seven years later	14.1	15.0	29.9	39.9
Eight years later	14.1	15.0	29.9
Nine years later	14.1	15.0
Ten years later	14.1

Net cumulative deficiency/(redundancy):	$(1.9)	$(3.5)	$(1.6)	$6.0	$10.6	$(1.0)	$6.1	$11.8	$10.3	$(0.3)

Gross liability — originally estimated	$21.0	$25.7	$39.9	$53.2	$74.0	$77.5	$86.9	$112.6	$124.9	$131.4	$136.8
Reinsurance recoverables	5.0	7.3	8.5	19.3	39.5	40.5	29.0	37.9	22.9	17.5	6.0

Net liability — originally estimated	$16.0	$18.4	$31.4	$33.9	$34.5	$37.0	$57.9	$74.7	$102.0	$113.9	$130.8

Gross estimated liability — latest	$18.3	$22.0	$38.3	$62.8	$83.4	$81.7	$94.8	$128.7	$136.3	$128.3	$136.8
Reinsurance recoverables — latest	4.2	7.0	8.4	22.9	38.3	45.8	30.7	42.2	24.0	14.8	6.0

Net estimated liability — as of 2006	$14.1	$15.0	$29.9	$39.9	$45.1	$35.9	$64.1	$86.5	$112.3	$113.6	$130.8

Gross cumulative deficiency/(redundancy)	$(2.7)	$(3.7)	$(1.6)	$9.6	$9.4	$4.2	$7.9	$16.1	$11.5	$(2.7)

Net cumulative deficiency/(redundancy):	$(1.9)	$(3.5)	$(1.6)	$6.0	$10.6	$(1.0)	$6.1	$11.8	$10.3	$(0.3)

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
     Historically, we have ceded a portion of our non-standard automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. However, we have not ceded any portion of our life insurance premiums and losses to reinsurers since the life premium volume is relatively low and the maximum policy benefit offered is well within the capacity of our capital resources. Ceded premiums written were equal to (0.6)%, 11.6% and 15.0% of our gross premiums written for the years ended December 31, 2006, 2005 and 2004, respectively. Increases to our statutory surplus in the past several years have enabled us to retain more of the business we underwrote and ultimately, enabled us to eliminate our use of quota share reinsurance in 2006. Prior to 2005, we also ceded all of the premiums and losses associated with policies written for coverage limits in excess of the state required minimum coverages. Only a minimal amount of our non-standard automobile policies are written at these higher limits, and, beginning in 2005 we retained all the risk associated with the higher limit policies. We also maintain catastrophe excess of loss reinsurance that provides coverage for losses up to $15 million, less our retention of 100% of the first $2 million of losses, 12.5% of the next $3 million of losses and 10.0% of the next $10 million of losses covered under this reinsurance arrangement in order to limit our exposure to losses from a single catastrophic event such as a hurricane, earthquake, or hailstorm.
     The following amounts are reflected in our financial statements as a result of reinsurance arrangements:

	Year Ended December 31,
	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
	($ in millions)
Direct premiums	$435.1	$425.5	$424.6	$432.0	$442.6	$432.6
Assumed premiums	20.8	21.0	28.4	29.6	39.3	39.2

Gross premiums	455.9	446.5	453.0	461.6	481.9	471.8
Ceded premiums	2.7	(21.7)	(52.4)	(57.5)	(72.5)	(99.3)

Net premiums	$458.6	$424.8	$400.6	$404.1	$409.4	$372.5

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
     Our reinsurance agreements provide us with a right of offset for balances due to or from our reinsurers. Accordingly, the funds we hold and the ceded premiums payable to our reinsurers are available to offset our reinsurance receivables. By applying this offset provision coupled with the decrease in ceded business, the net exposure to reinsurers decreased to $6.0 million as of December 31, 2006 from $25.2 million as of the prior year end. Some of our reinsurers have established letters of credit and trust accounts covering $0.8 million of their obligations to us at December 31, 2006, which resulted in unsecured reinsurance recoverables of $5.2 million and $19.4 million as of December 31, 2006 and 2005, respectively. The largest unsecured recoverable from a single reinsurer was $2.3 million as of December 31, 2006, which was due from Dorinco Reinsurance, a subsidiary of Dow Chemical. All unsecured recoverables are due from companies rated at least A- (Excellent) by A.M. Best.

     The following table provides a summary of our reinsurance recoverables by reinsurer as of December 31, 2006.

						Amount
						Secured by
		Net	Net	Funds Held	Net	Letters of
		Recoverable	Receivable	and Ceded	Exposure	Credit or
		on Paid	on	Premiums	to	Trust
Reinsurer	A.M. Best Rating	Losses	Reserves	Payable	Reinsurer	Accounts
		($ in millions)
AXA Corporate Solutions	A (Excellent)	$0.2	$0.5	$0.7	$0.5	$0.5
Dorinco Reinsurance	A-(Excellent)	0.8	2.7	2.0	2.6	0.3
National Union Fire Insurance	A+ (Superior)	0.3	1.3	0.8	1.2	—

Swiss Re America	A+ (Superior)	0.3	1.3	0.8	1.2	—
Other Reinsurers		0.2	0.3	0.4	0.5	—

Total		$1.8	$6.1	$4.7	$6.0	$0.8

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
     During 2001 through 2005, we have managed the cost of our quota share reinsurance by including provisions for sliding scale reinsurance commissions, loss ratio corridors, and loss ratio caps in our quota share reinsurance agreements. These provisions have been structured to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer. Provisions for sliding scale reinsurance commissions result in adjustments to the reinsurance commissions we receive for producing and administering the business based upon the reinsurers’ loss experience. Loss ratio corridors provide for layers of losses in which the reinsurer does not participate in the losses while loss ratio caps cut off the reinsurer’s liability for losses above a specified loss ratio. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113 “Accounting for Reinsurance Contracts”.
2007 Reinsurance Program
     Catastrophe Reinsurance. We purchased property catastrophe excess of loss reinsurance that provides coverage for losses up to $15 million, less our retention of 100% of the first $2 million of losses, 12.5% of the next $3 million of losses, and 10% of the next $10 million of losses covered under this reinsurance arrangement. The contract covers in force, new, renewed, and assumed personal automobile physical damage business with the maximum value per vehicle covered of $75,000. If we incur losses from a catastrophic event that results in recoveries under this contract, we have the option to purchase one reinstatement of coverage with a $26 million aggregate limitation for all losses occurring during the term of the agreement. Based on computer modeling, we believe this level of coverage is more than sufficient to cover our probable maximum loss from a once in a thousand year catastrophic event. Losses from terrorist events including nuclear, chemical and biochemical acts are excluded from coverage. Our catastrophe reinsurers for 2007 include Endurance Specialty Insurance Limited, rated “A (Excellent)” by A.M. Best, QBE Reinsurance Corporation, XL Re Limited, rated “A+ (Superior)” by A.M. Best, and certain syndicates from Lloyd’s of London.
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
Technology
     The effectiveness of our business model depends in large part on the technology systems we have developed specifically to implement our business model. Our technology systems enable timely and efficient communication and data sharing among the various segments of our integrated operations. The coordination of the operations of our neighborhood sales offices, insurance companies, premium finance companies and claims company provides us with the opportunity to use technology more effectively than many of our competitors who must communicate with unaffiliated premium finance companies and with a large number of independent agents, many of which use different computer systems that may not be fully compatible with the insurance company’s systems. Our central processing computer is an IBM iSeries located in Nashville, Tennessee, which was last upgraded in September 2006. As part of our business continuity plan, we also maintain a backup IBM iSeries in Baton Rouge, Louisiana. These systems maintain our official transaction records and are updated each night. The capacity of the iSeries computer permits historical detail to be maintained and available for use in rate analysis, projections and modeling.
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
Ratings
     A.M. Best rates insurance companies based on factors of concern to policyholders using a scale of 15 ratings, which currently range from “A++ (Superior)” to “F (In Liquidation)”. With the sole exception of Direct National Insurance Company, which is currently not rated, all of our property and casualty and life insurance subsidiaries have been assigned a “B (Fair)” rating by A.M. Best.

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

Subsidiary	State of Domicile
Direct General Insurance Company	South Carolina (1)
Direct Insurance Company	Tennessee
Direct General Insurance Company of Louisiana	Louisiana
Direct General Insurance Company of Mississippi	Mississippi
Direct National Insurance Company	Arkansas
Direct Life Insurance Company	Georgia
Direct General Life Insurance Company	South Carolina

(1)	Direct General Insurance Company is also commercially domiciled in Florida.
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
     Required Licensing. We operate under licenses issued by various state insurance, consumer credit and banking and financial institution authorities. Such licenses may be of perpetual duration or renewable periodically, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages, agency and claims services, premium finance products and consumer payday loan products that may be offered in the licensing state. Such licenses are typically issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to our business are in good standing. Currently, we hold property and liability insurance licenses in 42 states and the District of Columbia. Also, we hold managing general agency licenses in Florida and Texas and life insurance licenses in 44 states and the District of Columbia. We hold the required insurance agency and premium finance licenses in all states in which we currently operate. We hold licenses to offer consumer payday loans in those states in which we offer that product, which are Florida, Kentucky, Louisiana, Mississippi, Missouri and Tennessee. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing.
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
     Restrictions on Paying Dividends. We rely, in part, on receiving dividends from our insurance subsidiaries to meet our cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for our insurance subsidiaries to declare and pay extraordinary dividends to us. The maximum amount of dividends our insurance subsidiaries can pay us during 2007 without regulatory approval is $19.9 million. The payment of dividends is limited by the amount of surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect.
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
     Other Insurance Regulatory Initiatives and Proposed Legislation. Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners (“NAIC”) and state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Examples of these regulatory initiatives and proposals that may affect our business or operations include:
•	proposed federal legislation aimed at regulating insurance, such as:
•	the Insurance Industry Competition Act of 2007 and Insurance Industry Antitrust Enforcement Act of 2007, which would amend the McCarran-Ferguson Act to, among other things, allow the Federal Trade Commission (“FTC”) regulatory control over unfair methods of competition regardless of state law; grant FTC jurisdiction over other areas relating to the business of insurance to the extent it is not regulated by state law; and amend the FTC Act to remove the exemption for insurance under the FTC Act in terms of antitrust and other investigations, giving the FTC authority to investigate potential antitrust violations in the insurance industry. Enactment of such legislation would result in regulation of insurance at both the state and federal levels and could impact certain insurance activities, such as joint rate development, including risk classification, product and form standardization and loss costs, as well as joint underwriting and marketing;

•	the State Modernization and Regulatory Transparency Act (SMART Act) that would address industry matters such as market conduct, product availability, speed to market of new products, and insurance company and producer licensing; and

•	the National Insurance Act of 2006, which would establish an optional federal charters for insurance companies and agencies and provide a comprehensive system for the regulation and supervision of “National Insurers” and “National Agencies.”
•	enactment of the Class Action Fairness Act of 2005 that enables defendants to move large national class actions from state courts to federal courts. The legislation also purports to provide protections to consumer class members;

•	federal and state statutes and regulations concerning consumer privacy and data security, including the mandate for creating specific written programs to safeguard customers’ privacy and legislation aimed at reducing the risk of identity theft such as, restrictions on use and publication of social security numbers and requiring companies to notify customers of data security breaches that pose a significant risk of identity theft;

•	restrictions on the use of credit scoring by insurance companies when deciding whether to cover, or how much premium to charge, potential customers, which have been in recent years, and continue to be, a frequent subject of state and federal legislation and regulation. A number of state insurance departments have issued bulletins, directives or regulations to regulate the use of credit by insurers;

•	the implementation of the Fair and Accurate Credit Transactions Act and the duties and responsibilities that will be imposed on insurers concerning affiliate sharing of information and adverse action notices and related enacted or proposed state legislation, such as the “Tennessee Credit and Debit Card Number Identity Theft Prevention Act of 2005” that would make it unlawful for any person that accepts a credit card or debit card for a transaction of business to print more than five (5) digits of such card number or the expiration date upon any receipt provided to the cardholder or upon any merchant copy of the receipt that is signed by the cardholder and retained by the merchant following such transactions;

•	the interpretation of the Fair Credit Reporting Act particularly as it relates to when adverse action notices are required to be given; who is required to send adverse action notices; and the meaning of “willfulness” under the Act;

•	proposals for disclosure requirements concerning producer compensation that stemmed from a bid-rigging and agent/broker compensation investigation by the New York Attorney General;

•	the NAIC’s ongoing consideration of proposals for structural changes to risk based capital (“RBC”) formulas (including proposals related to a principles-based RBC approach) (see “Regulatory Environment — Risk Based Capital”);

•	various state legislative initiatives that purport to benefit or provide protection to automobile insurance consumers, such as proposed legislation to restrict insurer access to a vehicle’s Event Data Recorder (“EDR”) data;

•	the uncertainty concerning the automobile insurance framework in the State of Florida as the Florida Motor Vehicle No-Fault Law, which requires mandatory minimum automobile insurance coverage for personal injury protection (“PIP”) and property damage liability, and which will automatically expire on October 1, 2007, unless the Florida legislature reenacts it during the 2007 legislative session; and

•	various proposed legislation in Tennessee, including initiatives to prohibit insurance companies from using zip codes for setting rates.
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
     Premium Finance Regulation. Our premium finance subsidiaries are regulated by governmental agencies in states in which they conduct business. The agency responsible for such regulation varies by state, but generally is the banking or financial institution department or the insurance department of the applicable state. These regulations, which generally are designed to protect the interests of our policyholders who elect to finance their insurance premiums, vary by jurisdiction, but, among other matters, usually involve:
•	regulating the interest rates, fees and service charges we may charge our customers;

•	imposing minimum capital requirements for our premium finance subsidiaries or requiring surety bonds in addition to or as an alternative to such capital requirements;

•	governing the form and content of our financing agreements;

•	prescribing minimum notice and cure periods before we may cancel a customer’s policy for nonpayment under the terms of the financing agreement;

•	prescribing timing and notice procedures for collecting unearned premium from the insurance company, applying the unearned premium to our customer’s premium finance account, and, if applicable, returning any refund due to our customer;

•	establishing standards for filing annual financial reports of our premium finance companies;

•	requiring our premium finance companies to qualify for and obtain a license and to renew the license each year;

•	conducting periodic financial and market conduct examinations and investigations of our premium finance companies and its operations; and

•	requiring prior notice to the regulating agency of any change of control of our premium finance companies.
     The following table sets forth the maximum permissible interest rate in the states listed below:

State	Permissible Interest Rate
Arkansas	Variable(1)(2)
Florida	12.0	%(3)
Georgia	12.0	%(3)
Illinois	10.0	%(3)
Kentucky	12.0	%(3)
Louisiana	36.0	%(2)
Mississippi	24.0	%(2)
Missouri	15.0	%(3)
North Carolina	12.0	%(3)
South Carolina	12.0	%(3)
Tennessee	24.0	%(2)
Texas	18.0	%(3)
Virginia	12.0	%(3)

(1)	The maximum allowable interest rate in Arkansas is equal to 500 basis points above the Federal Reserve discount rate on 90-day commercial paper.

(2)	In these states the maximum permissible interest rate is calculated on an “actuarial” basis, meaning that the interest is calculated to apply to the average of balances outstanding throughout the period of indebtedness.

(3)	In these states the maximum permissible interest rate is calculated on an “add-on” basis, meaning that the annual interest rate is applied to the initial amount financed.
     Seven of these states require our premium finance subsidiaries to maintain a specified minimum net worth, post a surety bond or deposit securities with the state regulator.
     In addition, our premium finance business is subject to the federal Truth-in-Lending Act (“TILA”) and Regulation Z promulgated pursuant to the TILA and similar state statutes, and in Arkansas, which has not enacted a premium finance statute, we generally are subject to state usury laws that are applicable to consumer loans.
     Privacy and Information Safeguarding Regulations. In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which protects consumers from the unauthorized dissemination of certain personal information and requires state insurance regulators to establish and enforce appropriate standards relative to safeguarding the security and confidentiality of customer records and information. Subsequently, the majority of states have implemented additional regulations to address privacy and information safeguarding issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy and information safeguarding laws and regulations, which could impose additional costs and impact our results of operations or financial condition.
     Regulation of Our Ancillary Product Vendors. The vendors of the ancillary products and services we offer to our customers are also subject to various federal and state laws and regulations. The failure of any vendor to comply with such laws and regulations could affect our ability to sell the ancillary products or services of that particular vendor and create potential liability for us. However, we believe that there are adequate alternative vendors of all the material ancillary products and services sold by us.
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
     Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination and in some cases the orders may include monetary fines or penalties.
     Risk Based Capital (“RBC”). In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law for RBC applies to both life and property and casualty companies. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2006, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part.
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
     As of December 31, 2006, Direct Life Insurance Company and Direct General Life Insurance Company each had two IRIS ratios outside of the usual range related to changes in premiums and reserving caused by the continued shift of new business between these two companies during 2006. Each of these companies also had one ratio related to investment income falling outside of the normal range because of the type of business written in these companies. Direct Life Insurance Company had an additional two ratios fall outside the normal range related to changes in surplus as dividends were paid to its parent company as part of the shift of business to Direct General Life Insurance Company. Direct National Insurance Company had one ratio outside of the usual range related to changes in net premiums written as the result of beginning to write new business in this company in 2006. Direct General Insurance Company of Mississippi had two ratios fall outside the normal ranges. Both related to net premiums written and was primarily caused by the elimination of quota share reinsurance in 2006. We do not expect any material regulatory action as a result of these results that fell outside the usual range of IRIS ratios. Our other insurance companies: Direct General Insurance Company, Direct General Insurance Company of Louisiana and Direct Insurance Company did not have any IRIS ratios outside the usual range.
     Payday Consumer Loan Regulation. The payday lending activities of our consumer products company are subject to state regulation and to the supervision of the applicable state regulatory agency in each jurisdiction in which we offer our Direct Cash Advance program to our customers. Currently we offer this program in Kentucky, Louisiana, Mississippi, Tennessee, Florida and Missouri. Payday loan regulations, which generally are designed to protect the interests of our payday loan customers, vary by jurisdiction, but among other matters, typically may involve:
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
     Payday Consumer Loan Regulatory Initiatives or Proposed Legislation. Not all states permit lending activities of the type that are typically referred to as “payday lending”. Payday lending is enabled in those states that have enacted legislation exempting payday loans from state usury and other limitations on payday loans, small loans or “deferred presentment” transactions. We operate our payday lending activities only in states in which enabling legislation permits payday lending activities.
     Payday lending activities are typically regulated by the state agencies that regulate banking and financial institutions. These agencies have broad regulatory and discretionary powers and may interpret laws in ways, or impose requirements on us, that increase the cost of operating our payday loan business. In the extreme case, an unfavorable interpretation of law by a regulator could force us to reduce or terminate our payday lending activities in a state.
     Due primarily to heavy pro-payday lending lobbying by the payday loan industry and anti-payday lending lobbying by consumer groups that view payday lending as a “predatory” practice, state payday lending laws are often under pressure to change, and regulation of payday lending activity constantly fluctuates as governmental agencies and legislatures react to real or perceived issues. The evolving regulatory landscape creates various risks and inconsistencies for our payday lending business. During the past few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and proposals, or indications of possible proposals, have been made by regulatory authorities that would prohibit or severely restrict the availability of payday loans to consumers.

     In 2006, the U.S. Congress passed the Talent-Nelson Amendment to the Defense Authorization Act, which placed a maximum limit on the fees that payday lenders can charge active military personnel and their dependents at an annualized percentage rate of 36 percent. We believe the cap renders payday lending to military personnel no longer economically viable for most payday lenders. A further consequence of this law is that at the state level, there is a push by various constituencies to encourage passage of state laws with interest rate caps on all payday loans to all consumers.
     No state legislation that severely restricts or eliminates the ability to conduct payday lending was adopted in 2006 in those states in which we currently offer payday loans, but we cannot predict whether unfavorable legislation may be adopted in those states in the future. Also, to the extent that legislation unfavorable to payday lending is adopted in states in which we do not currently operate, it restricts the number of states into which we can expand our payday loan business.
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
     Electronic Records and Signatures. On June 30, 2000, Congress enacted the Electronic Signatures in Global and National Commerce Act to facilitate the use of electronic records and signatures in interstate commerce by ensuring the validity and legal effect of contracts entered into electronically. The states in which we operate generally have also enacted laws authorizing and regulating electronic commerce transactions. Because we rely on electronic records and we are expanding our electronic commerce initiatives to sell insurance policies and conduct other business transactions over the Internet, we generally must comply with the special requirements imposed by these laws on businesses that use electronic records or signatures in consumer transactions. These requirements include such obligations as obtaining consumers’ consent to engage in the electronic transactions; providing procedures that allow consumers to withdraw their consent; explaining how consumers may obtain paper copies of electronic records; meeting certain minimum hardware and software requirements; and assuring that record accuracy and retention requirements are met.
Employees
     As of February 28, 2007, we employed approximately 2,426 employees. Our employees are not covered by any collective bargaining agreements.
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

Item 1A. Risk Factors.
Risks Related to Our Pending Merger
     Completion of the Elara Merger is subject to various conditions; as a result we cannot assure you that the Elara Merger will be completed.
     The completion of the Elara Merger is subject to various conditions, including the following:
•	no statute, rule regulation, executive order, decree, injunction or other order may be enacted, issued, promulgated, enforced or entered by any governmental entity that is in effect and has the effect of making the merger illegal or otherwise prohibits or prevents consummation of the merger;

•	we and our subsidiaries and Elara and its subsidiaries must have received, with no conditions or restrictions, all authorizations, consents and approvals required from any department of insurance or department of financing in the states in which we and our subsidiaries are domiciled or where the conduct of our business requires the approval by such departments and all such authorizations, consents and approvals must be in full force and effect;

•	no suit, action or proceeding shall be pending or threatened by any governmental entity challenging or seeking to restrain or prohibit the Elara Merger.

•	Elara’s closing on committed debt financing;

•	the accuracy of our representations and warranties and the representations and warranties of Elara in the merger agreement;

•	the performance in all material respects by us and Elara of all obligations required to be performed under the merger agreement at or prior to the effective time of the transaction;

•	the absence of an event, change, effect or development that, individually or in the aggregate, has had or would reasonably be expected to have, a material adverse effect on Direct General Corporation as defined in the merger agreement; and

•	if the closing of the merger does not occur on or before March 31, 2007, in certain circumstances we or Elara may elect not to complete the transaction.
     Because of these conditions, the Elara Merger may not be completed. If the transaction is not completed for any reason, then we expect that our current management, under the direction of our Board of Directors, will continue to manage us.
     Failure to complete the Elara Merger could negatively impact the market price of our common stock and our ability to operate our business.
     If the Elara Merger is not completed for any reason, we will be subject to a number of material risks, including:
•	the market price of our common stock could decline;

•	we must pay some of the costs related to the transaction, such as legal and accounting fees and, in specified circumstances, termination fees and expense reimbursement payments;

•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our business during the period before completion of the transaction may make it difficult for us to regain our financial and market position if the transaction does not occur; and

•	if we lose key management and other employees, who may be uncertain about their future roles and relationships with us following the completion of the Elara Merger, the loss could make it difficult for us to operate our business effectively and profitably, if we are unable to replace these employees.
     If the Elara Merger is terminated and our Board of Directors seeks another transaction or business combination, we cannot assure you that we will be able to find an acquirer willing to pay an equivalent or better price than the price to be paid by Elara under the merger agreement.
Risks Related to Our Business
     Because our core product is non-standard personal automobile insurance, our business may be adversely affected by negative developments in the conditions in this industry.
     Approximately 95% of our gross premiums written for 2006 were generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us, compared to more diversified insurers that also sell other types of automobile insurance products.
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
     In 2006, approximately 46% and 12% of our gross premiums written were generated from non-standard personal automobile and life insurance policies written in Florida and Tennessee, respectively. Our revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. For example, our underwriting results in Florida have been adversely affected by high levels of fraudulent claims and increased price competition. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse legislative or regulatory developments in Florida or Tennessee, which could include, among other things, reductions in the maximum rates permitted to be charged, restrictions on rate increases or fundamental changes to the design of our insurance products or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
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
     Because some of our insureds live near the coastlines of the Atlantic Ocean and the Gulf of Mexico, we have potential exposure to catastrophic losses related to hurricanes and major coastal storms. We currently maintain property catastrophe excess of loss reinsurance, excluding terrorism and acts of war, that provides coverage for losses up to $15 million, less our retention of both 100% of the first $2.0 million of losses, 12.5% of the next $3 million of losses, and 10.0% of the next $10 million of losses covered under this reinsurance arrangement. In the event a major catastrophe were to occur resulting in property losses to us in excess of our coverage, our losses could have a material adverse effect on our results of operations and financial condition.
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
     A.M. Best provides a variety of products and services to the insurance industry and is generally considered to be a leading authority on insurance company ratings and information. Four of our property and casualty insurance subsidiaries and our two life insurance subsidiaries have been assigned a “B (Fair)” rating. A.M. Best assigns 15 ratings to insurance companies, which currently range from “A++ (Superior)” to “F (In Liquidation)”. Our newly acquired property and casualty insurance subsidiary, Direct National Insurance Company is not currently rated by A.M. Best.
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
     Financial institutions and reinsurance companies use the A.M. Best insurance ratings to help assess the financial strength and quality of insurance companies. The current ratings of our property and casualty insurance subsidiaries or their failure to maintain such ratings may dissuade a financial institution or reinsurance company from conducting business with us or increase our interest or reinsurance costs. See “Business - Ratings”.
     Our principal shareholder has the ability to control our operations, including the election of our directors.
     As of March 9, 2007, the William C. Adair, Jr. Trust, over which Ms. Tammy Adair, our President, has sole voting control, beneficially owns approximately 23.8% of our common stock. Ms. Adair, as trustee, has the ability to affect significantly the composition of our board of directors and the approval of any action requiring a shareholder vote, including amendments to our charter or bylaws and approvals of mergers or sales of substantially all of our assets. The interests of the trustee and the beneficiaries of the trust may differ from the interests of our other shareholders.
     As a holding company, we are dependent on the results of operations of our operating subsidiaries and the regulatory and contractual capacity of our operating subsidiaries to pay dividends to us.
     We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our operating subsidiaries. State insurance laws limit the ability of our insurance subsidiaries to pay dividends and require our insurance subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance subsidiaries to pay dividends to us without prior notice to, or approval of, regulatory authorities and the timing of such payments. During 2007, our insurance subsidiaries will be able to pay maximum dividends of $19.9 million to Direct General Corporation without seeking regulatory approval. Dividends from our premium finance subsidiary are limited by the minimum capital requirements in applicable state regulations and by covenants in our loan agreements that require approval of our lenders. There are no other restrictions on payments of dividends from our subsidiaries except for typical state corporation law requirements. Consequently, our ability to repay debts, pay expenses and pay cash dividends to our shareholders may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Capital Resources – Sources and Uses of Funds” and “Business – Regulatory Environment – Restrictions on Paying Dividends”.
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
     In addition, changes in or new regulations or legislation (such as, in recent years, legislative and regulatory initiatives concerning the use of nonpublic consumer information and related privacy issues, the use of credit scoring in underwriting, changes in Florida’s Motor Vehicle No Fault Law, and caps on fees that certain lenders can charge active military personnel and their dependents) could adversely effect our operations, our ability to grow our business in certain states or our ability to maintain our profitability.
     Supervision and regulation by insurance and financial institution departments extend, among other things, to:
     Required Licensing. We operate under licenses issued by various state insurance, consumer credit and banking and financial institution authorities. These licenses govern, among other things, the types of insurance coverages, agency and claims services, consumer loan and premium finance products that we may offer consumers in these states. Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing. If a regulatory authority denies or delays granting such new license, our ability to enter new markets quickly or offer new products we believe will be profitable can be substantially impaired. See “Business – Regulatory Environment – Required Licensing.”
     Transactions Between Insurance Companies and Their Affiliates. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance subsidiaries conduct business. Our insurance subsidiaries are organized and domiciled or commercially domiciled under the insurance statutes of Arkansas, Florida, Georgia, Louisiana, Mississippi, South Carolina and Tennessee. The insurance laws in these states provide that all transactions among members of an insurance holding company system must be fair and reasonable. Transactions between our insurance subsidiaries and other members of our holding company system generally must be disclosed to the state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently. See “Business – Regulatory Environment – Insurance Holding Company Regulation.”
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
     Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. To date, none of these restrictions has had an impact on our operations or strategic planning in the states in which we operate. However, these laws and regulations that limit cancellations and non-renewals and that subject business withdrawals to prior approval restrictions could limit our ability to exit unprofitable markets or discontinue unprofitable products in the future. See “Business – Regulatory Environment - Restrictions on Cancellation, Non-Renewal or Withdrawal.”

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
     The anticipated decision of the United States Supreme Court in the Safeco Insurance Company of America, et al. v. Burr and GEICO General Insurance Co., et al. v. Edo may adversely impact our business procedures.
     On January 16, 2007, the Supreme Court of the United States heard argument in two cases appealing the Ninth Circuit Court of Appeals’ (“Ninth Circuit”) decision in Reynolds v. Hartford Fin. Servs. Group, 435 F.3d 1081 (9th Cir. 2006). The cases under the Supreme Court’s review are Safeco Insurance Company of America, et al. v. Burr and GEICO General Insurance Co., et al. v. Edo. In the underlying cases, the Ninth Circuit held, among other things, that:
•	The Fair Credit Reporting Act (“FCRA”) requires an adverse action notice to a customer whenever a company uses credit information in determining the insurance rate that applies, and that rate is not the lowest rate available to customers generally, regardless of whether the rate is for a new policy or a renewal policy.

•	Adverse action notices must contain certain information not specifically outlined in FCRA.
     Under the Ninth Circuit interpretation of FCRA, an insurer’s failure to issue an adverse action notice in instances when required, or an insurer’s failure to include adequate disclosure in an adverse action notice, can lead to liability of $100 to $1,000 per consumer. We believe we are in compliance with FCRA, because we provide adverse action notices to our new business customers when we use credit information in determining their insurance premium rate, and our best rate is not obtained by the customer due to the adverse underwriting effect of that credit information. However, the impact on our business if the Supreme Court upholds all or certain of the Ninth Circuit’s interpretation of FCRA is not known at this time. The Supreme Court has not indicated when it will issue an opinion in this case.

     The outcome of recent industry litigation and insurance regulatory investigations related to agent/broker compensation may adversely impact our business.
     In October 2004, the New York State Attorney General brought suit against Marsh & McClennan Companies, Inc. alleging, among other things, that the firm manipulated the insurance market through specified conduct relating to bid-rigging and agent/broker compensation practices. The NAIC also continues to monitor this issue. During 2004 and 2005, we received document and information requests from certain state insurance regulators where we transact business regarding investigations into the relationships between insurers and brokers and agents, allegations of bid-rigging by certain brokers and other related matters. We have not been notified by any governmental or regulatory authority that we are the target of any such investigation. We cannot be certain what ultimate effect these investigations or increased regulatory oversight will have on the insurance industry as a whole, including our business.
     Regulation may become more extensive in the future, which may adversely affect our business.
     We cannot assure you that states will not make existing insurance laws and regulations more restrictive in the future or enact new restrictive laws. In such events, we may seek to reduce our writings in, or to withdraw entirely from, these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. As we develop and introduce new products and services, we may become subject to additional federal and state regulations. In addition, future legislation or regulations may restrict our ability to continue our current methods of operation or expand our operations and may have a negative effect on our business, results of operations and financial condition. States may also seek to impose new licensing requirements or interpret or enforce existing licensing or other regulatory requirements in new ways. Our business is also subject to the risk of litigation and regulatory proceedings, which could generate adverse publicity or cause us to incur substantial expenditures or modify the way we conduct our business.
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
     Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject our insurance, premium finance or consumer products subsidiaries to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business or engaging in finance activities, state supervision or even liquidation. Any changes in existing RBC requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2006, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part and our premium finance and consumer products subsidiaries were in compliance with the minimum capital requirements of the applicable state regulations. See “Business – Regulatory Environment”.

     New pricing, claim, coverage and financing issues and class action litigation are continually emerging in the automobile insurance industry, and these new issues could adversely impact our revenues or our methods of doing business.
     As insurance and related industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages, premium financing plans and other business practices may emerge. These issues can have an adverse effect on our business by changing the way we price our products, by extending coverage beyond our underwriting intent, or by increasing the size of claims or otherwise increase our cost of doing business. Recent examples of some emerging issues include:
•	concerns over the use of an applicant’s zip code as a factor in making risk selections and pricing decisions as well as use of credit in underwriting and related requirements under the federal Fair Credit Reporting Act;

•	a growing trend of plaintiffs targeting automobile insurers, including us, in purported class action litigation relating to claims-handling practices, such as the permitted use of aftermarket (non-original equipment manufacturer) parts, total loss evaluation methodology, the alleged diminution in value to insureds’ vehicles involved in accidents, and methods used for evaluating and paying bodily injury, medical payments and personal injury protection claims;

•	a relatively new trend of plaintiffs targeting insurers, including automobile insurers, in purported class action litigation which seek to recharacterize installment fees and other allowed charges related to insurers’ installment billing programs as interest that violates state usury laws or other interest rate restrictions; and

•	attempts by plaintiffs to initiate purported class action litigation targeting premium finance operations relating to unearned interest rebates and the collection of service and finance charges.
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
     Through our premium finance subsidiaries, we finance almost all of the insurance policies we sell. Our working capital needs are substantially dependent on bank lines of credit that include covenants requiring us to pass specified financial tests and to refrain from certain kinds of actions. Such actions include incurring or guaranteeing additional indebtedness; granting mortgages or liens on our and certain of our subsidiaries’ assets; selling our premium finance subsidiary receivables; merging into, consolidating with, or acquiring the assets of another business corporation outside defined limitations; disposing of all or a substantial portion of our assets; making loans or investments other than to our subsidiaries; or entering into a new line of business not related to insurance, financial and related services. In the event we fail to meet our covenants or are unable to refinance, replace or increase our bank line of credit on economically feasible terms, our income and the marketability of our insurance products could be adversely affected. An alternative to financing our policies through our premium finance subsidiary would be to finance or installment bill the policies through our insurance subsidiaries, which would eliminate the requirement for outside working capital. However, certain regulatory restrictions may make it more difficult to finance other insurance products which could adversely affect our results of operations.
     Our losses and loss adjustment expenses may exceed our reserves, which would adversely impact our results of operations and financial condition.
     We record reserve liabilities for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. The amount of reserves is based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process. This uncertainty arises from a number of factors, including the difficulty in predicting the rate of inflation and the rate and direction of changes in trends, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, ongoing changes in claims settlement practices can lead to changes in loss payment patterns, which are used to estimate reserve levels. If our reserves prove to be inadequate, we would be required to increase them and would charge the entire amount of such increase to our earnings in the period in which the deficiency is recognized. Due to the inherent uncertainty of estimating reserves, it has been necessary, and will over time continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and policy expenses, and these revisions can cause our results to fluctuate. For the year ended December 31, 2006, our reserves for prior years developed favorably, which resulted in reductions in losses and loss adjustment expenses incurred of $0.3 million. For the year ended December 31, 2005, we experienced adverse reserve development that increased our losses and loss adjustment expenses incurred by $6.8 million. During the year ended December 31, 2004, we experienced adverse reserve development that increased our losses and loss adjustment expenses incurred by $6.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Expenses – Insurance Losses and Loss Adjustment Expenses” for a discussion of the reasons for these changes. The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Consequently, ultimate losses could materially exceed loss reserves and have a material adverse effect on our results of operations and financial condition. See “Business – Regulatory Environment.”
     We are party to litigation, which, if decided adversely to us, could affect our business, results of operations or financial condition.
     We are named as a defendant in various legal actions arising out of claims made in connection with our insurance policies, our premium finance agreements, other contracts we have entered into, and other matters. These legal actions include a purported class action lawsuit filed in Florida in April 2003 alleging we charged and collected unlawful service and finance charges with respect to the financing of purported automobile club memberships in violation of Florida law. The plaintiffs amended this action in 2006 to add a new claim of improper sales practices. Another purported class action lawsuit was filed in Florida in 2006 also alleging improper sales practices. The two cases have been consolidated.

     We intend to vigorously defend this consolidated lawsuit. However, all litigation is unpredictable and the ultimate outcome of the case is uncertain. This matter is in the early discovery stages, and thus we are unable to predict the likelihood or range of our potential liability or the potential financial impact on our future operations, if we are not able to successfully defend or settle the case. Also, we are unable to predict the effect that these pending lawsuits, or similar lawsuits filed against us in the future, may have on our business, financial condition and results of operations. See “Business – Legal Proceedings”.
     In addition, one of our subsidiary companies, Direct General Insurance Company (“DGIC”), was a defendant to a lawsuit in which it is alleged that our chairman and chief executive officer made certain misrepresentations and breached a contract in connection with a health plan being marketed by the plaintiffs.
     We, and certain of our officers and directors, have been named as defendants in a purported securities fraud class action lawsuit and two purported shareholder derivative class actions, state and federal, filed during the first quarter of 2005. In January 2007, a putative class action complaint was filed on behalf of all Direct General public shareholders on the Elara Merger, naming us and our directors, and Texas Pacific Group and Fremont Partners as defendants. In early 2007, we reached tentative agreements on the securities class action, the derivative cases and the class action filed in January 2007. See “Business – Legal Proceedings”.
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
     Our results of operations depend, in part, on the performance of our invested assets. As of December 31, 2006, 99.0% of the fair value of our investment portfolio was invested in debt securities, primarily in state, municipal, corporate and federal government bonds and 1.0% was invested in other short-term investments. Fluctuations in interest rates affect our returns on, and the fair value of, fixed income securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income and increase or decrease our shareholders’ equity. As of December 31, 2006, the fair value of our investment portfolio included pre-tax net unrealized losses of $5.4 million. Comparatively, the fair value of our investment portfolio as of December 31, 2005, included pre-tax net unrealized losses of $7.1 million. Interest rates in the United States, while still relatively low compared to historical levels, have been steadily increasing since May 2004. Based upon data compiled from Bloomberg, L.P., the pretax yield on U.S. Treasury securities with a five-year maturity has increased from approximately 3.6% at December 31, 2004 to approximately 4.5% at December 31, 2006. An increase in interest rates could reduce the fair value of our investments in debt securities. As of December 31, 2006, the impact of an immediate 100 basis point increase in market interest rates on our debt securities portfolio would have resulted in an estimated decrease in fair value of approximately $16.1 million or 3.9%. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and realized investment gains and could result in investment losses to our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments”.
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

However, we have not ceded any portion of our life insurance premiums and losses to reinsurers since the life premium volume is relatively low. Ceded premiums written were equal to (0.6%), 11.6% and 15.0% of our gross premiums written for the years ended December 31, 2006, 2005 and 2004, respectively. The availability, cost and structure of reinsurance protection is subject to changing market conditions, which are outside of our control. In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss.
     Although the reinsurer is liable to us to the extent we transfer, or “cede,” risk to the reinsurer, we remain ultimately liable to the policyholder on all risks reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover claims made to our reinsurers in a timely manner, if at all. As of December 31, 2006, we had a total of $6.0 million of unsecured reinsurance recoverables, which represented 2.3% of our total shareholders’ equity, and our largest unsecured recoverable from a single reinsurer was $2.3 million, which represented 0.9% of our total shareholders’ equity. In addition, if insurance departments deem that under our existing or future reinsurance contracts the reinsurer does not assume significant risk and has a reasonable possibility of significant loss, we may not be able to increase our ability to write business based on this reinsurance. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
     Because we have reduced our use of reinsurance, we will retain more risk, which could result in losses.
     We historically used quota share reinsurance primarily to increase our underwriting capacity and to reduce our exposure to losses. Quota share reinsurance refers to a form of pro rata reinsurance arrangement pursuant to which the reinsurer participates in a specified percentage of the premiums and losses on every risk that comes within the scope of the reinsurance agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” and “Business – Reinsurance”. For policies issued in 2006, we eliminated our use of quota share reinsurance and have retained all the risk on our policies written in 2006. Thus, we will retain and earn more of the premiums we write, but also retain more of the related losses. Eliminating our use of quota share reinsurance has increased our risk and exposure to such losses, which could have a material adverse effect on our business, financial condition and results of operations.
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
     We commenced selling motorcycle coverage in Tennessee in early 2006 and more recently in Arkansas and Illinois and are exploring the possibility of offering additional insurance products, such as renters’, homeowners’ (including mobile homeowners’), boat and personal watercraft policies. These additional insurance products may either be underwritten by unaffiliated insurers from which we receive a commission or underwritten by us. We will assess the underwriting risk with respect to these products and may cede some portion of the risk to unaffiliated reinsurers from which we would receive a ceding commission.
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
     The frequent characterization of payday consumer lending by certain consumer advocacy groups and some media reports as being predatory or abusive to the consumer could negatively affect public perception of our business, and therefore affect our stock price, as well as our overall results of operations.
     Consumer advocacy groups and certain media reports have advocated for governmental action to prohibit or severely restrict certain types of payday consumer lending. Typically these consumer groups and media reports focus on lenders that charge consumers interest rates and fees that are higher than the rates and fees that many credit card issuers charge their more creditworthy consumers. These types of payday loans are frequently characterized by certain consumer advocacy groups and some media reports as predatory or abusive toward small loan consumers. If the general public were to accept this negative characterization of certain payday consumer loans and conclude that the loans we provide to our customers under our Direct Cash Advance program fit this negative characterization, then such adverse publicity could affect the attitude of our investors and/or our customers toward this product and possibly reduce the demand for our stock and/or decrease our potential customer base. A reduction in the demand for our stock could have a negative affect on our stock prices, and our overall results of operations could be negatively affected if our potential customer base were to decrease.
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
     In addition to legal actions that are incidental to our business, we and one or more of our subsidiaries have been named as a defendant in a number of currently pending putative class action and derivative action lawsuits. These legal actions are described below. In addition, during August 2006, the Florida Department of Financial Services (the “Florida Department”) issued a press release stating that it had filed administrative charges against certain agents and customer representatives employed or formerly employed by our agency subsidiary in Florida. The charges recited in the press release allege that some of these individuals had used improper sales practices in selling ancillary and other insurance products to customers in connection with their purchase of automobile insurance policies.
     We previously reported a class action filed against us in Florida in April 2003 alleging, among other things, unlawful practices in connection with the financing of supposed automobile club memberships. The plaintiffs amended this action following the Florida Department’s August 2006 press release, to add a new claim identical to one of the charges recited in the press release. Also following the Florida Department’s press release, we received service of a complaint in a new purported class action lawsuit in Florida, Julie Buell vs. Direct General Insurance Agency, Inc. and Direct General Insurance Company, filed on August 28, 2006 in the Circuit Court of the 6th Judicial Circuit in and for Pasco County, Florida (“Buell”), alleging that the defendants used improper sales practices identical to some of the practices recited in the Florida Department’s press release. On February 2, 2007, the class action that was filed against us in Florida in April 2003 was consolidated into Buell. We believe we have meritorious defenses and are vigorously defending against all claims made in Buell. At this time, however, the ultimate outcome of Buell remains uncertain.
     In the first quarter of 2005, we, and certain of our officers and directors were named as defendants in six putative class action lawsuits filed in the United States District Court for the Middle District of Tennessee. These cases were consolidated and Lead Plaintiffs were appointed. Lead Plaintiffs allege that we and certain of our officers and directors made false and misleading statements with respect to liabilities that had been recorded for unpaid losses and loss adjustment expenses. Lead Plaintiffs assert claims under the Securities Exchange Act of 1934 and the Securities Act of 1933 and also name our independent auditors and our securities underwriters, who assisted us with certain public offerings of our common stock, as defendants in the class action lawsuit. Lead

Plaintiffs generally contend that we and certain of our officers and directors knew that certain legislation in Florida, which became effective in October 2003, would necessarily negatively impact our business by increasing our liability and risk of litigation and that we failed to timely strengthen our loss reserves to account for this alleged known increased future risk. Lead Plaintiffs further assert that certain officers and directors sold shares of our stock while they were aware of the allegedly known future negative impact of the legislation, but before the reserves were strengthened. In early 2007, we and other defendants engaged in mediation with Lead Plaintiffs that resulted in a tentative oral settlement agreement. On March 2, 2007, the parties to this consolidated class action entered into a Memorandum of Understanding (“March 2nd MOU”) that sets forth a settlement in principle of this action. The stipulated settlement amount in the March 2nd MOU is $14.94 million, which is apportioned among the defendants, and the plaintiffs have agreed to dismiss with prejudice all claims against all defendants to the action. Neither we nor any other defendant in this action has admitted any liability or fault.
     The March 2nd MOU is subject to several conditions, including approval by the District Court. In addition, the defendants may withdraw from the settlement, if a to be agreed upon percent of the class members opt out of the settlement. The parties will submit a written Stipulation of Settlement to the District Court seeking preliminary approval of the settlement.
     Also in the first quarter of 2005, we, our directors and certain of our officers were named in three shareholder derivative actions filed in the United States District Court for the Middle District of Tennessee, which have been consolidated, and three shareholder derivative actions filed in the Chancery Court for the State of Tennessee, which also have been consolidated. These actions assert various claims for breaches of fiduciary duties based upon the same alleged misleading statements and allegations that form the basis of the putative consolidated class action described above. The proceedings in the consolidated derivative action filed in Chancery Court have been stayed in favor of the first-filed consolidated derivative action filed in the United States District Court. On December 6, 2006, the plaintiffs in the Federal shareholder derivative action filed a motion for leave to amend the complaint to, among other things, add Elara Holdings, Inc. (“Parent”), Elara Merger Corporation (“Sub”), Texas Pacific Group and Fremont Partners as defendants in the action. The amended complaint alleges, among other things, that the consideration to be paid in the proposed merger between Direct General Corporation and Sub is unfair and is the result of an unfair process and that the merger was agreed to by our directors and officers in order to discharge their alleged personal liability. The amended complaint further alleges that our directors and officers breached their fiduciary duty by agreeing to a structure that is designed to deter higher offers from other bidders, for failing to obtain the highest and best price for our shareholders and for structuring the merger so that the individuals would receive undeserved change in control benefits, including the immediate vesting of unvested options. The amended complaint further alleges that Parent, Sub, Fremont Partners and Texas Pacific Group aided and abetted our officers’ and directors’ breach of fiduciary duty.
     On January 29, 2007, the plaintiffs in the state shareholder derivative actions filed a motion for leave to amend their complaint. The amended complaint alleges, among other things, that our directors and officers breached their fiduciary duty by agreeing to structure the Elara Merger in a manner that is designed to obtain indemnification for their alleged prior misdeeds, to permit them to continue to receive benefits from Direct General Corporation and to circumvent plaintiff’s derivative claims by depriving our shareholders standing to maintain a lawsuit against the defendants. The amended complaint further alleges that our officers and directors breached their fiduciary duty by failing to disclose all material information that would permit our shareholders to cast a fully informed vote on the merger and by agreeing to an unfair price, and that Parent aided and abetted the actions of our officers and directors in breaching their fiduciary duty to our shareholders.
     On January 4, 2007, a putative class action complaint was filed against us in the Circuit Court of Davidson County, Tennessee entitled Thompson v. Direct General Corporation (“Thompson action”). The lawsuit purports to be brought on behalf of all Direct General Corporation public shareholders and names Direct General Corporation and all of our directors as the Direct General defendants and Parent, Sub, Texas Pacific Group and Fremont Partners as the Parent defendants. The complaint alleges that our board of directors violated fiduciary duties to our shareholders by entering into the merger agreement, and that the Parent defendants aided and abetted the alleged violation. Furthermore, the complaint alleges, among other things, that the consideration to be paid to our shareholders is grossly inadequate.

     On March 6, 2007, we and the other defendants in the consolidated federal shareholder derivative action entered into a Memorandum of Understanding (“March 6th MOU”) with the Plaintiffs in that action. Pursuant to the terms of the March 6th MOU, the defendants will pay an award of attorney’s fees and expenses of $675,000, and the above state and federal derivative and Thompson action claims will either be voluntarily dismissed with prejudice, or the parties in the federal derivative litigation will take such action as is necessary to have such claims dismissed with prejudice. Neither we nor any other defendant in these actions has admitted any liability or fault. The parties also are negotiating terms that would provide the plaintiffs with certain benefits if Parent sells or divests Direct General Corporation within a certain time after the merger between Sub and Direct General Corporation closes. The settlement is subject to several conditions, including approval by the court in which the federal litigation is pending.
     One of our subsidiary companies, Direct General Insurance Company (“DGIC”), was a defendant in a previously disclosed lawsuit filed against William C. Adair, Jr., our Chairman and Chief Executive Officer, in Tennessee state court in November 2003. The original complaint alleged, among other things, that Mr. Adair induced the plaintiff to market a “Health Plan,” that Mr. Adair made certain misrepresentations to the plaintiff, that Mr. Adair breached a contract that resulted in a loss of commissions to the plaintiff, and that such alleged actions of Mr. Adair were in his capacity as an officer of DGIC and were on behalf of DGIC. Based on these allegations, plaintiff sought compensatory damages and an unspecified amount of punitive damages from each of the named defendants. In accordance with our bylaws and applicable Tennessee statutes, we agreed to indemnify (within parameters) Mr. Adair in connection with this suit. In 2006, we and the plaintiffs agreed to settle this action and the case has been dismissed with prejudice.
     We and William C. Adair, Jr., our Chairman and Chief Executive Officer, were named as defendants to a lawsuit filed by Holden and Company, Inc. (“Holden”) in the United States District Court for the Southern District of Georgia in December 2005. This lawsuit arises out of virtually the same factual circumstances giving rise to the lawsuit described above. Holden claims that Mr. Adair entered into certain agreements and made certain representations on our behalf in connection with certain employer health benefit plans (the “Plans”), which induced Holden to become and remain the third party administrator for the Plans and to incur obligations and responsibilities as a result. Based on these allegations, plaintiff sought an order declaring that certain of its obligations in connection with the Plans are of no effect and are unenforceable, special damages and unspecified amount of punitive damages. In accordance with our bylaws and applicable Tennessee statutes, we agreed to indemnify (within parameters) Mr. Adair in connection with this suit. The parties have reached a tentative settlement agreement concerning this suit, and we are currently working on a written settlement agreement that is mutually agreeable to all the parties.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted to a vote of the security holders by us during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     Our common stock has been traded on the Nasdaq National Market under the symbol “DRCT” since our initial public offering on August 11, 2003. The initial public offering price of our common stock was $21 per share. Under the terms of our merger agreement with Elara, we have ceased paying our regular quarterly cash dividends. The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq National Market and the quarterly cash dividends declared per share of common stock for the periods indicated:

	High	Low	Dividend
2007
First quarter (through March 12, 2007)	$21.01	$20.50	$0.00

2006
Fourth quarter	$20.84	$12.84	$0.04
Third quarter	$17.56	$11.51	$0.04
Second quarter	$18.79	$15.96	$0.04
First quarter	$17.64	$15.10	$0.04

2005
Fourth quarter	$19.92	$15.12	$0.04
Third quarter	$20.43	$16.48	$0.04
Second quarter	$20.61	$15.50	$0.04
First quarter	$32.62	$18.47	$0.04

2004
Fourth quarter	$32.65	$27.90	$0.04
Third quarter	$32.72	$27.61	$0.04
Second quarter	$37.18	$32.06	$0.04
First quarter	$36.20	$30.64	$0.04
Repurchases of Common Stock
     No common stock was repurchased during 2006.
Holders
     On March 12, 2007, the last quoted sale price of our common stock as reported by the Nasdaq National Market was $20.95 per share. As of March 13, 2007, there were 25 holders of record of our common stock.
Dividends
     The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, and regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. Further, we may enter into new agreements or incur additional indebtedness in the future which may further prohibit or restrict the payment of dividends. There is no requirement that we must, and we cannot assure you that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for general corporate or other purposes. In accordance with our covenants under the definitive merger agreement dated December 4, 2006 between Direct General Corporation and Elara Holdings, Inc. and Elara Merger Corporation, we have suspended dividend payments until consummation of the Elara Merger or termination of the merger agreement. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources.”
     Direct General Corporation is a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends and other payments from our operating subsidiaries. The ability of our insurance subsidiaries to pay dividends is subject to limits under insurance laws of the states in which we conduct business. Furthermore, while there are no restrictions on payment of dividends from our agency, administrative, and consumer products subsidiaries, other than typical state corporation law requirements, dividends from our premium finance subsidiary are limited by the minimum capital requirements in state regulations and by covenants in our loan agreements that require approval of our lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources” and “Business — Regulatory Environment.”
Securities Authorized for Issuance Under Equity Compensation Plans
     The following information is set forth with respect to our equity compensation plans as of December 31, 2006.
Equity Compensation Plan Information

			Number of
	Number of		securities
	securities to be	Weighted-	remaining for
	issued upon	average exercise	future issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation
Plan category	options	options	plans
Equity compensation plans approved by security holders:
2003 Equity Incentive Plan	907,200	$20.76	744,000
1996 Employee Stock Incentive Plan	45,000	$2.71	0

Equity compensation plans not approved by security holders:
None

Total	952,200	$19.91	744,000
Item 6. Selected Financial Data.
     The following tables provide selected historical consolidated financial and operating data of Direct General as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 from our audited consolidated financial statements included in this report. We derived our selected historical consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 from our audited consolidated financial statements not included in this report. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in millions, except per share data)
Statement of Operations Data:
Premiums earned	$424.8	$404.1	$372.5	$228.5	$145.0
Finance income	43.8	44.4	49.2	44.9	35.7
Commission and service fee income	45.6	46.8	48.6	33.6	27.2
Net investment income	19.0	14.7	10.8	6.7	5.3
Net realized gains (losses) on securities and other	(0.3)	0.1	0.0	3.4	(0.1)

Total revenues	532.9	510.1	481.1	317.1	213.1

Insurance losses and loss adjustment expenses	320.8	305.8	282.0	168.2	100.7
Selling, general and administrative costs	155.1	133.6	108.5	74.5	59.7
Interest expense	12.0	8.3	5.5	6.4	6.2

Total expenses	487.9	447.7	396.0	249.1	166.6

Income before income taxes	45.0	62.4	85.1	68.0	46.5
Income tax expense	17.0	23.4	31.1	24.9	15.5

Net income	$28.0	$39.0	$54.0	$43.1	$31.0

Net income available to common shareholders	$28.0	$39.0	$54.0	$42.7	$30.5

Operating Data:
Gross premiums written (1)	$455.9	$453.0	$481.9	$435.2	$335.2
Net premiums written (2)	458.6	400.6	409.4	295.1	181.0
Gross revenues (3)	564.4	558.9	590.5	520.4	403.4

Balance Sheet Data:
Cash, cash equivalents and total investments	$494.5	$456.2	$407.5	$353.6	$213.3
Total assets (6)	851.0	841.9	788.4	751.2	569.1
Total liabilities and redeemable preferred stock (6)	587.9	606.1	545.0	573.8	509.9
Total shareholders’ equity (6)	263.0	235.9	243.4	177.4	59.2
Per Share Data (4):
Earnings per common share:
Basic	$1.38	$1.83	$2.44	$2.74	$2.30

Diluted (5)	1.37	1.82	2.38	2.20	1.68
Book value per common share (6)	12.93	11.60	10.89	8.31	4.12
Weighted average shares outstanding:
Basic	20,346,627	21,363,772	22,114,917	15,609,411	13,264,452
Diluted (5)	20,384,954	21,423,841	22,687,198	19,679,610	18,733,056
Common shares outstanding	20,347,675	20,339,175	22,360,046	21,350,640	12,119,148

(1)	Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is the sum of the total policy premium, net of cancellations, associated with policies underwritten and issued by our insurance subsidiaries. Assumed premiums written is the sum of total premiums associated with the insurance risk transferred to us by other insurance companies pursuant to reinsurance contracts. See Note 7 to our audited consolidated financial statements included in this report.

(2)	Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of our direct and assumed premiums that we transfer to our reinsurers in accordance with the terms of our reinsurance contracts based upon the risks they accept. See Note 7 to our audited consolidated financial statements included in this report.

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

(4)	Adjusted to reflect a 12 for 1 stock split that became effective prior to the closing of our initial public offering in August 2003.

(5)	Includes the weighted average common shares outstanding and assumes conversion of our Series A redeemable preferred stock and Series B preferred stock because both series of preferred stock were convertible at the option of the holders and were dilutive. Also includes the dilutive effect of the common stock warrant which was exercised upon the closing of our initial public offering; however, for the years ended December 31, 2002, 2001, and 2000, the warrant was anti-dilutive and was not included in those periods.

(6)	The Company corrected the recorded liability for unearned policy fees as of January 2004 during 2006 and restated the January 1, 2004 Balance Sheet, which affected total assets, total liabilities, total stockholders’ equity and book value per share as previously reported for 2005 and 2004. See Note 1 to our audited consolidated financial statements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the caption “Risk Factors.” Some tables may not foot or cross foot due to rounding.
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
     Our business model provides our employee-agents with customer contact at the point of sale and when the customer returns to make periodic payments. This contact allows us to offer a variety of products in addition to our core product, non-standard personal automobile insurance. We provide term life insurance policies through our wholly-owned life insurance subsidiaries, as well as vehicle protection insurance and hospital indemnity insurance underwritten by unaffiliated insurers, for which we receive commission and service fee income. We also offer ancillary non-insurance products and services such as prepaid debit cards and, in select states, payday consumer loans.
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
     Gross Revenues (a non-GAAP financial measure). Gross revenues is the sum of gross premiums written plus ancillary income (finance income and commission and service fee income) and net investment income (excluding net realized gains (losses) on securities). We use gross revenues as the primary measure of the underlying growth of our revenue streams from period to period. Gross revenues are reconciled to total revenues in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
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

Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change, thus having an impact on the amounts reported in the future. We view the estimates and assumptions used in establishing our reserves for losses and loss adjustment expenses, valuation of investments, the estimates of future policy cancellations used in determining the amounts recorded as commissions and service fees and establishing the allowance for finance receivable losses as our critical accounting policies.
     Insurance Losses and Loss Adjustment Expense Reserves. Insurance loss and loss adjustment expense reserves represent the estimated ultimate net cost of all unpaid reported and unreported losses incurred as of the date of our balance sheet. Estimating our loss and LAE reserves is complex and requires us to make significant judgments and use many assumptions. Months and sometimes years may elapse between the occurrence of an automobile accident covered by one of our policies, reporting of the accident to us and our payment of the claim. We record a liability for estimates of losses that will be paid for accidents that have been reported to us, which we refer to in this report as case reserves. In addition, since accidents are not always reported when they occur, we estimate liabilities for accidents that have occurred but have not been reported to us, which we refer to in this report as incurred but not reported, or IBNR reserves. Our methodology for estimating our insurance losses and loss adjustment expense reserves is essentially the same for each interim reporting period and year-end.
     The following table presents the components of our insurance losses and loss adjustment expense reserves by product at December 31:

	2006	2005
	($ in millions)
Private passenger automobile insurance:
Case reserves	$80.4	$67.4
IBNR reserves	55.5	63.3
Total private passenger automobile insurance	135.9	130.7
Term life insurance, reserve for policy benefits	0.9	0.7
Total insurance losses and loss adjustment expense reserves	$136.8	$131.4
     Our reserve for insurance losses and loss adjustment expenses is comprised of case and IBNR reserves, which include an estimate for the costs to settle our claims. A description of the process we use to establish our reserves is provided below.
     Case reserves. We use an automated reserving process to establish our case basis reserves for our private passenger automobile insurance business. We developed this program internally to allow our adjusters to focus on processing claims and to standardize the process for setting case reserves. Our actuaries have established a table of standard case reserves based on historical average paid data by state, coverage type, and age of individual claims. These standard case reserves are periodically adjusted to reflect changing trends. At each month end, this program categorizes all open claims by age and coverage in order to generate the appropriate standard case reserve. Claims supervisors have the ability to override the formula reserve and establish a manual reserve for an individually large claim when the exposure has the potential to exceed statutory minimum limits. Case reserves for loss adjustment expenses are not calculated by the automatic reserve program. These reserves are established by our claims adjusters, based on the specific details of each claim.
     IBNR reserves. We rely primarily on historical loss experience in determining our IBNR reserve levels, on our assumption that historical loss experience provides a good indication of future loss experience. Our internal actuarial staff reviews our insurance subsidiaries’ reserves quarterly for each accident quarter by state and coverage. We typically evaluate three different policy coverages for each state: bodily injury (coverage for medical claims to any injured party); property damage (coverage for damage to a third party’s property); and physical damage (coverage for comprehensive, collision, rental and towing in conjunction with our insured’s vehicle). In addition, we separately evaluate our policy coverage for personal injury protection (“PIP”) in the two states where PIP is a required coverage, Florida and Kentucky. We believe that our quarterly reviews allow us to make timely adjustments to reserves to reflect new or changed facts and information that we receive. As part of these quarterly reviews, our actuarial staff estimates the ultimate average severity and frequency of claims for each coverage. Severity represents the average cost per claim and frequency represents the number of claims per policy.
     Our actuarial analysis of loss reserves by state and coverage involves numerous actuarial methods including the following:
a.	Incurred Loss Development

b.	Paid Loss Development

c.	Hindsight Average Reserves

d.	Berquist Sherman

e.	Incurred Bornhuetter/Ferguson

f.	Paid Bornhuetter/Ferguson

g.	Claims Closure Model
     The actuarial staff reviews the output from each of these methods giving consideration to current trends in frequency, severity, changes in claims closing patterns, post-closing payments, salvage and subrogation collections, and many other factors for each of the coverages within each state. Periodically, there may be extenuating circumstances that may cause certain methods to be more credible than others. In those instances, we may discount the results of certain models in favor of the output of more reliable models. For example, the Incurred Loss Development method and Incurred Bornhuetter/Ferguson method may not provide credible results in those periods where we make adjustments to our automated case reserves. These adjustments could artificially distort the results of these models if historical development trends are applied to the incurred data, which would cause us to place more reliance on the paid models and Claims Closure models. Conversely, when we make changes to claims staffing and processing, it could produce unintended changes in the historical settlement patterns that would cause the output from the paid models to be less reliable. In those instances where we may be understaffed, we could experience delays in claims settlement, which could inadvertently lead to an underestimation of ultimate losses under the paid models if the historical development patterns are applied. Alternatively, when there is an acceleration of claims payments, the paid models could produce inflated estimates of ultimate losses by applying historical development patterns. Therefore, in those periods where there have been changes in claims staffing or processing, we tend to place more reliance on the output from the Incurred models.
     The actuarial selections of ultimate incurred losses are independently determined on an individual coverage basis for each state using the actuaries’ best judgment considering the current trends in the underlying data, the credibility of the results from the various models, and other factors described above. We do not use a weighted average of the output to determine the selected reserve and, because reserves are set at the individual coverage level within each state, we do not establish a countrywide range of reserves. Due to limited historical data in states we have recently entered, we utilize the factors of other states with similar coverages, limits, and claims handling processes to determine the ultimate incurred losses for these states.
     The actuarial selections of ultimate incurred losses are reviewed by management who gain an understanding of the underlying assumptions and evaluate the overall reasonableness of the loss and LAE ratios by accident year, by state, and by coverage. Our estimate of IBNR reserves is then determined by deducting paid losses to date and case reserves from the projection of ultimate incurred losses.
     Our estimation of loss and LAE reserves is subject to variation as a result of factors such as inflation, claims settlement patterns, legislative activity and litigation trends. We make key assumptions regarding future claims emergence, the number of claims to be closed in the future, the future impact of inflation, amounts that may be collected from subrogation or salvage and the number of claims that will be closed with or without payment. Changes in the assumptions we employ, or our estimates associated with such assumptions, could result in materially different amounts being reported as reserves. If necessary, we will increase or decrease the level of our reserves, as our experience develops or new information becomes known, in the period in which we determine changes to our estimates are necessary. Accordingly, our actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Business — Loss and Loss Adjustment Expense Reserves” for additional information.

     In selecting the ultimate incurred losses for each coverage within a state, our actuarial staff estimates the ultimate average severity and frequency of claims. As discussed above, these amounts are subject to variation based upon a number of different factors. Historically, we have experienced the most variability in our selections for the personal injury protection coverage in Florida, where there have been a number of changes in the market, regulatory environment, and our claims processing. We typically have the least variability in our selections for the physical damage coverage because these claims are reported and settled quickly. The table below provides a summary, by coverage, of the potential variability in our selections of ultimate average frequency and severity and the potential impact on our loss reserves and pre-tax losses and LAE incurred, gross of reinsurance, as of December 31, 2006:

	Variability in Selected Frequency		Variability in Selected Severity
		Impact on Reserves		Impact on Reserves
Coverage	% Change	($ in millions)	% Change	($ in millions)
Bodily Injury	3.00%	$1.8	2.50%	$1.5
Personal Injury Protection	2.50%	$1.6	4.00%	$2.6
Property Damage	1.00%	$0.9	2.50%	$2.2
Physical Damage	1.00%	$0.9	2.00%	$1.7
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
     Effect of Future Cancellations. The insurance policies that we write through our insurance subsidiaries are subject to being cancelled by the policyholder prior to the policy expiration date. As a result, we estimate the effect of future cancellations in determining the amount of commission and service fee income that is recorded in our consolidated financial statements. We use historical cancellation rates that are updated quarterly to estimate future cancellations with the effect of any changes in our estimates being recorded in the period in which the change in the estimate is determined to be necessary. However, actual cancellations may differ materially from the cancellation estimates that we used. As of December 31, 2006, the reserve for return of commission and service fee income was $5.1 million.
     Allowance for Finance Receivable Losses. Losses on finance receivables include an estimate of future credit losses on premium finance accounts. Credit losses on premium finance accounts occur when the unearned premiums received from the insurer upon cancellation of a financed policy are inadequate to pay the balance of the premium finance account. The majority of these shortfalls result in the write-off of unrealized interest and premium finance acquisition fees. We review historical trends of such losses relative to finance receivable balances to develop estimates of future losses. However, actual write-offs may differ materially from the write-off estimates that we used. As of December 31, 2006, the allowance for finance receivable losses was $6.8 million.
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

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Selected Financial Data
Gross premiums written	$455.9	$453.0	$481.9
Ancillary income	89.5	91.2	97.8
Net investment income	19.0	14.7	10.8

Gross revenues (1)	$564.4	$558.9	$590.5
Ceded premiums written	2.6	(52.4)	(72.5)
Change in net unearned premiums	(33.8)	3.5	(36.9)
Net realized (losses) gains on securities and other	(0.3)	0.1	—

Total revenues	$532.9	$510.1	$481.1

Key Financial Ratios
Loss ratio — net	75.5%	75.7%	75.7%
Expense ratio — net	18.3	12.5	4.3

Combined ratio — net	93.8	88.2	80.0

Ancillary income to gross premiums earned	20.0	19.8	20.7
Ancillary income to net operating expenses	53.5	64.3	85.8

(1)	A non-GAAP financial measure.
Overview of Operating Results
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Net income decreased 28.2% to $28.0 million in 2006, compared to net income of $39.0 million in 2005. The net increase in income from higher earned premium net of the corresponding increase in insurance losses and loss adjustment expense was more than offset by higher operating expenses. These higher operating costs were largely associated with our expansions in Texas, Missouri, and Virginia, higher advertising and interest costs, and non-recurring litigation and merger related expenses. Additionally, while ancillary income declined, it was more than offset by an increase in investment income resulting from and the increase in average invested assets and higher yields. There was minimal impact of realized gains and losses on securities and other during 2006 and 2005.
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
     We have historically relied on quota share, excess of loss, and catastrophe reinsurance primarily to manage our regulatory capital requirements and also to limit our exposure to loss. Generally, we ceded a portion of our non-standard automobile insurance premiums to unaffiliated reinsurers in order to maintain a net premiums written to statutory surplus ratio of approximately 3 to 1. Over the past several years, the increasing capitalization of our insurance subsidiaries has enabled us to retain a higher percentage of our business and reduce our use of reinsurance. Our retention has been increasing each year and in 2006, we eliminated our use of quota share reinsurance entirely. We retain 100% of our term life insurance premiums. The following table presents our gross premiums written in our major markets and provides a summary of gross, ceded and net premiums written and earned for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Gross premiums written
Florida	$207.2	$223.6	$243.3
Tennessee	54.9	58.7	64.5
Texas	43.7	39.1	29.6
Georgia	30.3	29.1	33.7
Louisiana	26.6	26.5	32.8
Mississippi	27.9	25.4	25.3
All other states	65.3	50.6	52.7

Gross premiums written	$455.9	$453.0	$481.9
Ceded premiums written	2.6	(52.4)	(72.5)

Net premiums written	$458.5	$400.6	$409.4

Gross premiums earned	$446.5	$461.6	$471.8
Ceded premiums earned	(21.7)	(57.5)	(99.3)

Net premiums earned	$424.8	$404.1	$372.5

Net premiums written to gross premiums written	100.6%	88.4%	85.0%
Gross premiums earned to gross premiums written	97.9	101.9	97.9
Net premiums earned to net premiums written	92.6	100.9	91.0
Gross Premiums
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. During 2006, gross premiums written increased $2.9 million or 0.6% to $455.9 million from $453.0 million in 2005. Over this same period, gross premiums earned, a function of gross premiums written over the current and prior periods, decreased to $446.5 million from $461.6 million. In 2006, we experienced declines in Florida and Tennessee, two of our core states, and increases in most of our other states. Decreases in gross premium written in Florida and Tennessee totaled $20.2 million, which was offset by increases in our expansion states of $14.3 million and net increases of $8.8 million in the other core states. While competition in the non-standard market has been intense, we believe that we remain very competitive in the market for our core customer as evidenced by our consistent hit ratio (the ratio of policies to quotes). However, we have experienced declines in quote volumes that we largely attribute to increased advertising by the large national carriers.

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
     During 2005, we continued our expansion into Texas with the acquisition of the assets of three independent agencies in January 2005 that provided us with 82 sales offices. We also developed an additional 18 sales offices in Texas. Beginning in March 2005, we started to convert our book of monthly policies in Texas to annual policies and, as of December 31, 2005, approximately 63.5% of the Texas business had been converted. Our broader distribution network, together with our increase in advertising and the conversion to annual policies resulted in a 32.1% increase in Texas premiums during 2005.
     The declines in gross premiums written in most of our other existing states were primarily related to the competitive environment. However, we also experienced a 19.2% decline in Louisiana which we partially attributed to the impact of Hurricane Katrina. We believe that the displacement of a portion of the Louisianan population not only resulted in a premium decline in 2005, but we believe that the 2006 volumes in Louisiana were also impacted.
Net Premiums
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Net premiums written increased 14.4% to $458.5 million in 2005 from $400.6 million in 2005. The ratio of net premiums written to gross premiums written increased to 100.6% in 2006 from 88.4% in 2005 as a result of the higher gross premiums written and the elimination of quota share reinsurance in 2006. Net premiums earned, a function of net premiums written over the current and prior periods, increased to $424.8 million in 2006 from $404.1 million in 2005.
     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Net premiums written decreased 2.1% to $400.6 million in 2005 from $409.4 million in 2004. The ratio of net premiums written to gross premiums written increased to 88.4% in 2005 from 85.0% in 2004 as we continued to reduce our use of quota share reinsurance. We expect to eliminate our quota share reinsurance in 2006 and retain nearly all gross premiums written. Net premiums earned, a function of net premiums written over the current and prior periods, increased to $404.1 million in 2005 from $372.5 million in 2004.
Ancillary Income
     Ancillary income includes finance income, commission and service fee income and other income. Finance income primarily consists of interest, acquisition and service fees, and delinquency fees on the premium finance agreements related to the insurance policies we finance. Our agency and administrative subsidiaries produce and service non-standard personal automobile insurance business for other insurers from which we assume a portion of this business, and in some cases the entire premium, through reinsurance treaties. We receive service fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of these unaffiliated insurers. We also receive commission and service fee income on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk, including vehicle protection and hospital indemnity insurance policies. We also receive fees from two non-insurance products: Direct Prepaid Visa, a private labeled prepaid debit card, and Direct Cash Advance, a payday consumer loan program. Our business model allows us to generate a significant amount of ancillary income, which we measure as a percentage of gross earned premiums and as a percentage of our operating expenses. Our goal is to generate ancillary income in amounts that will offset a majority of our operating expenses. The following table summarizes the components of our ancillary income for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Finance income	$43.9	$44.4	$49.2
Commission and service fee income	45.6	46.8	48.6

Total ancillary income	$89.5	$91.2	$97.8

     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Ancillary income decreased 1.9% to $89.5 million in 2006 from $91.2 million in 2005. This decrease is comprised of a $0.5 million decrease in premium finance income and a $1.2 million decrease in commission and service fee income. The decrease in finance income is primarily related to the decrease in gross premiums earned. The allowance for credit losses was 2.9% of gross finance receivables at the end of both 2006 and 2005.
     The decrease in commission and service fee income can be attributed to a $1.7 million reduction in fees earned for the administration of our assumed business in Texas due to the Company’s decision to write more of its Texas business through one of its own insurance subsidiaries as opposed to a third party insurer. This change caused a corresponding reduction in operating expenses as assumed reinsurance commissions also decreased by $1.7 million. The decrease was offset by a $0.6 million increase in revenues from our consumer products, including our Direct prepaid Visa program and Direct Cash Advance.
     For the year ended December 31, 2006 and 2005, the ratio of ancillary income to gross premiums earned was 20.0% and 19.8%, respectively, and the ratio of ancillary income to operating expenses was 53.5% and 64.3%, respectively.
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
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Net investment income increased to $19.0 million in 2006 from $14.7 million in 2005 primarily as a result of a 15.4% increase in average invested assets to $413.3 million in 2006 from $358.2 million in 2005. The increase in average invested assets is primarily the result of the cash flows from operations. The average investment yield increased to 4.6% in 2006 from 4.1% in 2005 primarily as the result of the higher interest rates available for new investments in 2006.
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
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Gross gains on debt securities for the year ended December 31, 2006 were $0.5 million, which were more than offset by gross losses of $0.9 million. The sale of certain debt securities during the year were primarily driven by adjustments to the portfolio as we repositioned our bond portfolio based on our investment guidelines for changes in market conditions, interest rate environment and other factors. Comparatively, in 2005, we realized gross gains on debt securities of $0.2 million, which were more than offset by gross losses of $1.2 million,
     The Company also has a trading portfolio primarily consisting of futures contracts, swaps, and other derivative instruments. In 2006, we also realized gross gains of $0.8 million and gross losses of $0.6 million on closed contracts in this trading portfolio, as compared to 2005 where we realized gross gains of $2.6 million and gross losses of $1.9 million. This represents a speculative investment and does not represent a hedge; accordingly, all open contracts are marked to market with the change in market values included in “net realized (losses) gains on securities and other” in our consolidated statement of operations. The net unrealized gain (loss) on open contracts decreased to a $0.1 million gain in 2006 from a $0.2 million gain in 2005. The 2006 net gain was comprised of gross unrealized gains of $0.3 million and gross unrealized losses of $0.2 million. For the year ended December 31, 2006, “net realized (losses) gains on securities and other” included a net loss of $0.1 million related to the change in the market value of open contracts.
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
Expenses
     Insurance losses and loss adjustment expenses represent our largest expense item and include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as loss adjustment expenses incurred in connection with settling claims. Insurance losses and loss adjustment expenses are influenced by many factors, such as claims frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs among other factors. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. We perform an actuarial analysis each quarter and establish or adjust (for prior accident quarters) reserves, based upon our estimate of the ultimate incurred losses and loss adjustment expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. Each quarter our estimate of ultimate loss and loss adjustment expenses is evaluated by accident quarter, by state and by major coverage grouping (e.g., bodily injury, personal injury protection, property damage, and physical damage) and changes in estimates are reflected in the period the additional information becomes known.
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
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. For the year ended December 31, 2006, insurance losses and loss adjustment expenses increased to $320.8 million from $305.8 million in 2005, an increase of $15.0 million. This increase is generally consistent with the overall premium growth and increase in net business we retained. Our net loss ratio was 75.5% and 75.7% in 2006 and 2005. respectively. During 2006, weather-related losses increased our loss ratio by approximately 0.4 points, primarily as a result of tornadoes and hailstorms that hit Tennessee and Texas in the spring. Comparatively, there was an unusually high level of catastrophic losses, which increased our annual loss ratios by approximately 0.8 points in 2005.
     Reserve Analysis. We perform an actuarial analysis of our loss reserves each quarter, which encompasses an analysis of expected ultimate frequency and severity by accident quarter for all coverages and states in which we operate. Our estimate of ultimate expected losses for the 2006 accident year included decreases in the expected ultimate frequency of claims for all coverages, ranging from a 3.4% improvement in bodily injury to a 6.9% projected improvement in PIP frequency as compared to the 2005 accident year. We believe these projected declines are supported by our growing renewal book of business, an increase in full-coverage business, which may be indicative of a more responsible driver, and, in the case of PIP, a significant reduction in the number of exposures in the Miami, Florida market. Our expected reduction in frequency for the 2006 accident year is also generally consistent with the current trends in the non-standard automobile insurance market. Partially offsetting the projected improved trends for frequency is a projected increase in claims severity. We estimate that average severity for property damage and physical damage claims will increase between 2.0% and 3.5%, while the average severity for bodily injury and PIP claims will increase between 0.5% and 1.5%.
     During 2006, we decreased our estimate of incurred losses for prior accident years by approximately $0.3 million. This nominal amount of favorable development was primarily comprised of favorable development for PIP in Florida and, to a lesser extent, bodily injury in both Tennessee and Texas that were largely offset by approximately $1.2 million in adverse development in Louisiana and approximately $0.5 million of adverse development in Mississippi. The favorable development in Florida PIP was generally related to the 2005 accident year and was driven by a 3.1% reduction in ultimate expected frequency and a 2.7% reduction in average severity. Much of this improvement is attributable to our improved claims settlement processes and the elimination of new business in the Miami market. The adverse development in Louisiana included increases in expected frequency and severity for all coverages largely related to the 2005 accident year while the development in Mississippi was primarily related to the bodily injury and property damage coverages. Comparatively, we increased our estimate of incurred losses for prior accident years by approximately $6.8 million in 2005, which resulted in a 1.7 point increase in our 2005 loss ratio.
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
     Reserve Analysis. We perform an actuarial analysis of our loss reserves each quarter, which encompasses an analysis of expected ultimate frequency and severity by accident quarter for all coverages and states in which we operate. Our estimate of ultimate expected losses for the 2005 accident year included an 11.9% decrease in the expected ultimate frequency of PIP claims as compared to the 2004 accident year, which we believe is supported by the new loss trends that exclude the impact of claims from Miami market where we ceased issuing new business policies in October 2004. Our estimate of expected ultimate severity for PIP remained fairly constant with the prior year. We also continued to experience a slight decline in the frequency for bodily injury and property damage claims, which is generally consistent with the trends in the non-standard insurance market.
     During 2005, we increased our estimate of incurred losses for prior accident years by approximately $6.8 million, which resulted in a 1.7 point increase in our 2005 loss ratio. Approximately $3.8 million of this increase was attributable to the Florida PIP coverage, where we experienced an increase in expected ultimate severity, a portion of which related to the runoff of claims from the Miami market. We increased our estimate of ultimate severity for PIP by approximately 4.8% related to the 2004 accident year based upon additional paid loss data obtained during 2005. An additional $2.0 million of increase in prior years’ reserves related to the property damage coverage in Florida where we experienced a shift in claims settlement patterns that resulted in an increase in post-closing payments. The majority of the reserve development for both coverages was paid in the current year. Comparatively, during 2004 we increased our estimate of incurred losses for prior accident years by approximately $6.3 million, which also resulted in a 1.7 point increase in our 2004 loss ratio.
     We have taken a number of actions to improve our overall loss trends in Florida and address the sources of adverse loss reserve development. In October 2004, we ceased writing new business policies in the Miami market due to the high levels of fraudulent activity, which has improved our Florida loss experience and reduced some of the volatility in our underlying claims data. During 2005, we replaced a third party bill review system that we had been using in our personal injury protection unit to identify duplicate medical bills and charges for medical procedures that did not correspond with the diagnosis, with an internally developed program that essentially performs the same review. By eliminating the outside vendor, we have been able to expedite the settlement process while saving the cost of the service and reducing interest costs. We also reinforced our claims closure guidelines to reduce the number and amount of post-closing payments on property damage claims by keeping those files, which have been specifically identified as having the potential for subrogation payments, open for a longer period of time. Finally, we continued to refine our actuarial reserving methodology for personal injury protection claims that started as part of our fourth quarter 2004 review. We believe that these changes have enabled us to expedite the settlement process, reduce certain loss adjustment expenses, and provide a more refined set of data to be used in our loss reserve analysis.
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
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Operating expenses increased 17.8% to $167.1 million for the year ended December 31, 2006 from $141.9 million in 2005. In an effort to generate additional revenues, we increased our advertising expenses by $9.8 million, with approximately one-half of this increase attributable to our expansion states. Non-advertising expenses in our expansion states of Texas, Missouri, and Virginia increased $2.4 million due to the additional number of offices being in operation, on average throughout the year. In an effort to rein in these costs, we closed 13 underperforming offices in Texas during the fourth quarter of 2006.
     Interest expense increased $3.7 million, due to a higher interest rate environment and the $41.2 million junior subordinated debentures that were issued late in the third quarter of 2005. Reinsurance commissions received by the Company, which are a component of our net SGA costs, decreased $4.7 million in 2006 due to the reduced level of premiums ceded to reinsurers. Non-recurring expenses relating to litigation settlements and accruals amounted to $2.7 million in 2006. Finally, non-recurring expenses related to the pending merger transaction with Elara Holdings, Inc., amounted to $1.8 million in 2006.
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
Income Taxes
     We file a consolidated federal income tax return that includes all of our subsidiaries other than our two life insurance subsidiaries, which file separate federal income tax returns. The statutory rate used in calculating our tax provision was 35% and our effective tax rates for the years ended December 31, 2006, 2005 and 2004 were 37.8%, 37.5%, and 36.6%, respectively.

     Income tax expense differed from the amounts computed at the statutory rate as demonstrated in the following table:

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Income before income taxes	$45.0	$62.4	$85.1

Provision for taxes at the statutory rate	$15.8	$21.8	$29.8
Increase (reduction) in taxes for:
Tax-exempt interest income	(0.6)	(0.5)	(0.5)
State income taxes	1.2	2.0	2.6
Other, net	0.6	0.1	(0.8)

Income tax expense	$17.0	$23.4	$31.1

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
     Under state insurance laws, dividends, which must be paid from earned surplus, and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. Our insurance companies collectively paid dividends of $7.2 million, $1.7 million and $1.0 million to Direct General Corporation in 2006, 2005 and 2004, respectively. These dividends were generally reinvested in the capital of other insurance subsidiaries. Prior approval from state insurance regulatory authorities is generally required in order for our insurance companies to declare and pay extraordinary dividends to us. The maximum amount of dividend capacity available for payment to Direct General Corporation during 2007 by our insurance subsidiaries without seeking regulatory approval is $19.9 million. Dividends from our premium finance subsidiary are limited by the minimum capital requirements in applicable state regulations and by covenants in our bank loan agreements, which require approval of our lenders. There are no restrictions on the payment of dividends from our agency, administrative and other non-insurance subsidiaries, other than typical state corporation law requirements to avoid insolvency. In addition, the NAIC Model Act for Risk Based Capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired; a low RBC ratio would prevent an insurance company from paying dividends. At December 31, 2006, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part.
     Our operating subsidiaries’ primary sources of funds are premiums received, finance income, commission and service fee income, investment income, borrowings under credit facilities and proceeds from the sale and redemption of investments. Funds are used to pay claims and operating expenses, to pay interest and principal repayments under the terms of our indebtedness for borrowed money, to purchase investments and to pay dividends to Direct General Corporation. We had positive cash flow from operations of approximately $58.4 million in 2006, $61.1 million in 2005 and $67.0 million in 2004. We expect our cash flows to be positive in both the short-term and reasonably foreseeable future.

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
     Common Stock Repurchase. During 2005, the Company repurchased 2,157,871 shares of its outstanding common stock for an aggregate price of approximately $40.1 million. However, no common stock repurchases were made in 2006.
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
     Approximately $20.0 million of the proceeds from the issuance of the trust preferred securities were used for the stock repurchase program. The remainder, which was used to temporarily reduce the amount outstanding under the premium finance revolving credit facility, will ultimately be used for general corporate purposes including, but not limited to, pursuit of the Company’s growth and operating strategy, stock repurchases and/or other general corporate purposes.
     Premium Finance Revolving Credit Facility. Our premium finance operations are supported by a revolving credit agreement with a group of banks. The size of the facility was $180.0 million, of which $143.0 million was outstanding at December 31, 2006, and it has a maturity of June 30, 2009. We would expect to continue the practice of periodically increasing the size of the facility to support the growth in premiums, however, there is the risk that our attempt to increase this revolving credit line facility would not be successful, in which case we would be forced to seek alternative methods of financing premiums. The loan is principally secured by the premium finance receivables.
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
     Amounts outstanding under this facility were $143.0 million and $150.0 million as of December 31, 2006 and 2005, respectively. The average balances outstanding under this facility were $109.50 million in 2006 and $112.8 million in 2005. Interest on the facility is payable quarterly. The weighted average interest rate in effect was 7.0% in 2006 and 5.2% in 2005. The loan is principally secured by our finance receivables of our premium finance subsidiaries and is guaranteed by Direct General Corporation. See Note 6 to our audited consolidated financial statements included in this report for further discussion regarding our current outstanding debt.

     In an effort to manage our interest rate risk related to our premium finance revolving credit agreement, effective November 1, 2001, we purchased a derivative instrument known as a zero-cost collar from JP Morgan Chase Bank, NA. This derivative instrument requires monthly settlements whereby we pay the difference to the extent the then current 30-day LIBOR rate is below the floor of 5.05% on $25 million and receive the excess of the 30-day LIBOR rate over the cap of 5.05% on $50 million. This derivative instrument was designed to reduce our exposure to changes in LIBOR under our bank loan facilities. Payments associated with the floor were $0.4 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively, and were reported in the income statement as interest expense. This derivative instrument terminated on November 1, 2005.
     Effective August 1, 2005, the Company entered into an interest rate swap under which the Company pays a fixed rate of 4.255% and receives 1 month Libor. This swap qualifies as a hedge under SFAS 133, and therefore the fair market value of this derivative instrument is reported as a separate component of shareholders’ equity on an after-tax basis. The pre-tax fair value of this derivative was an unrealized gain of $1.1 million at December 31, 2006, substantially the same as December 31, 2005. Payments associated with the swap were net receipts of $0.4 million and net payments of $0.1 million in the year end December 31, 2006 and 2005 respectively. These amounts were reported in the income statement as interest expense. See Note 12 to our audited consolidated financial statements included in this report for further discussion on these derivative instruments.
     For the year ended December 31, 2006, there were no repurchases of common stock, and the Company received $0.6 million from the exercise of employee stock options. During 2006, we had net payments under our premium finance revolving credit facility of $7.0 million and net proceeds of $1.4 million of principal associated with other notes and capital lease obligations. Interest paid on outstanding indebtedness totaled $8.5 million and dividends paid on common stock were $3.4 million for the year.
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
     Contractual Obligations. The following table summarizes estimated payments under our contractual obligations as of December 31, 2006.

	Payments due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	($ in millions)
Premium finance revolving credit facility	$159.2	$10.8	$148.4	$—	$—
Other notes payable	2.3	1.7	0.6	—	—
Debentures payable	143.3	3.3	6.5	7.0	126.5
Loss and loss adjustment expense reserves	136.7	120.0	14.7	1.3	0.7
Capital leases obligations	1.5	1.2	0.3	—	—
Operating leases obligations	23.6	10.1	10.7	2.8	—

Total	$466.6	$147.1	$181.2	$11.1	$127.2

     The obligations under the premium finance revolving credit facility, other notes payable, and debentures payable include both principle and related interest. The estimated loss and loss adjustment expense payments under policies of insurance represents the estimated payout of our loss and loss adjustment expense reserve liabilities.

These amounts are presented gross of reinsurance ceded because we remain contractually obligated to our policyholders in the event that our reinsurers do not meet their obligations. The timing and amount of these estimated payments may vary significantly from the above estimates.
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
     As of December 31, 2006, the amount of unsecured reinsurance recoverables was $6.0 million or 2.3% of shareholders’ equity as compared to $19.4 million or 8.2% of shareholders’ equity at December 31, 2005. All unsecured recoverables are with reinsurers with ratings of at least A (Excellent) by A.M. Best.
Investments
     We had total debt securities, cash, cash equivalents and short-term investments of $494.5 million as of December 31, 2006. The following table summarizes our debt securities, cash, cash equivalents and short-term investments as of the dates indicated.

			% of Total
			at Fair
	Amortized Cost	Fair Value	Value
	($ in millions)
December 31, 2006
Debt securities, available for sale	$420.9	$415.4	84.0%
Cash and cash equivalents	74.8	74.8	15.1%
Short-term and other investments	4.3	4.3	0.9%

Total	$500.0	$494.5	100.0%

December 31, 2005
Debt securities, available for sale	$395.2	$388.0	85.1%
Cash and cash equivalents	64.5	64.5	14.1%
Short-term and other investments	3.7	3.7	0.8%

Total	$463.4	$456.2	100.0%

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
     Our investment guidelines also permit us to invest up to 2% of the fair value of our investment portfolio in alternative investments, including commodities. Within those guidelines, we invested $2.0 million in a managed trading account with a commodities trading company. Net realized gains from the trading activities have continually been reinvested and the fair value of this account has increased to $5.4 million as of December 31, 2006. This investment represents approximately 1% of our entire investment portfolio. Generally, only 15% of the account balance is invested in commodities and related investments and the remaining portion of the account balance is held in cash, cash equivalents and U.S. Treasury obligations. Because this is a “margin” account, the ultimate losses generated by this investment may greatly exceed the portion of the account balance so invested. However, we reduce the risk of margin call by limiting our investment to 15% of the account balance. In addition, we closely monitor the performance of the account in an effort to reduce the risk of losses. During 2006, we realized gross gains of $0.8 million and gross losses of $0.6 million on closed contracts in our trading portfolio. Since the trading portfolio, which primarily consists of futures contracts, swaps, and other derivative instruments, represents a speculative investment and does not represent a hedge, all open contracts are marked to market with the change in market values included in “net realized gains (losses) on securities and other” in our consolidated statement of operations. The net unrealized gain (loss) on open contracts decreased to a net gain of $0.1 million from a net gain of $0.2 million in 2005. This net gain was comprised of gross unrealized gains of $0.3 million and gross unrealized losses of $0.2 million. For the year ended December 31, 2006, “net realized (losses) gains on securities and other” included a net loss of $0.1 million related to the decrease in the market value of open contracts.
     Debt Securities. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. As of December 31, 2006, the net unrealized loss on the fixed maturity portfolio was $5.5 million, comprised of gross unrealized gains of $1.6 million and gross unrealized losses of $7.1 million. At December 31, 2005, the net unrealized loss on the fixed maturity portfolio was $7.2 million, comprised of gross unrealized gains of $0.7 million and gross unrealized losses of $7.9 million. The decrease in net unrealized losses during 2006 was generally attributable to changes in the interest rate environment and not due to deterioration of the credit quality of the portfolio.
     We realized a net pretax gain on the sale of securities of $0.3 million in 2006. Comparatively, we realized pretax net losses of $0.9 million in 2005. Most of these sales occur when we reposition our portfolio for changes in market conditions, to reallocate the portfolio among various asset classes and other factors. The weighted average book yield of the portfolio was 4.6% for 2006, 4.1% for 2005 and 3.9% for 2004. The weighted average life of our investment portfolio was 4.4 years at both December 31, 2006 and 2005.
     We monitor our investment results by comparing the total return on our portfolio of debt securities to the total return for a customized benchmark based on a blend of Lehman indices. Total return is comprised of interest income and the change in the fair value of the securities. Because we have a portion of our portfolio invested in the municipal obligations of Tennessee, Louisiana, and Mississippi in an effort to maximize the premium tax credits available to us, we separately evaluate the total return of our taxable and tax-exempt securities by comparing them to customized benchmarks for each investment class. During 2006, our portfolio yield lagged the customized benchmark primarily as a result of holding higher quality and shorter duration securities than the index. The total return on our portfolio of debt securities was 5.0% in 2006, 4.1% in 2005, and 3.7% in 2004.

     The following table presents the composition by our internal industry classification of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities in our investment portfolio as of the dates indicated.

December 31, 2006		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
($ in millions)	Cost	Gains	12 months	12 months	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87.6	$0.5	$0.3	$1.1	$86.7
Obligations of states and political subdivisions	72.2	0.4	—	0.6	72.0
Corporate debt securities
Banks and financial institutions	106.2	0.3	0.1	2.0	104.4
Credit cards and auto loans	74.7	0.2	—	1.1	73.8
Industrial	38.8	0.1	—	0.9	38.0
Telecommunications	17.1	0.1	—	0.4	16.8
Utilities and Electric Services	14.7	—	—	0.4	14.3
Insurance	9.7	—	—	0.3	9.4

Corporate debt securities	261.2	0.7	0.1	4.9	256.7

Total	$421.0	$1.6	$0.4	$6.6	$415.4

December 31, 2005		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
($ in millions)	Cost	Gains	12 months	12 months	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$67.8	$0.1	$0.6	$0.8	$66.5
Obligations of states and political subdivisions	70.2	0.4	0.4	0.2	70.0
Corporate debt securities
Banks and financial institutions	96.1	0.1	0.9	1.4	93.9
Credit cards and auto loans	81.3	—	0.5	1.0	79.8
Industrial	37.2	—	0.4	0.5	36.3
Telecommunications	16.0	0.1	0.3	0.2	15.6
Utilities and Electric Services	17.4	—	0.2	0.2	17.0
Insurance	9.2	—	—	0.3	8.9

Corporate debt securities	257.2	0.2	2.3	3.6	251.5

Total	$395.2	$0.7	$3.3	$4.6	$388.0

     The amortized cost and fair value of debt securities in our investment portfolio as of December 31, 2006, by contractual maturity, is shown below.

	Amortized Cost	Fair Value
	($ in millions)
Years to maturity:
One or less	$16.3	$16.1
After one through five	183.2	180.2
After five through ten	133.6	132.4
After ten	87.9	86.7

Total	$421.0	$415.4

     The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations”. The NAIC designations generally parallel the credit ratings of the nationally recognized statistical rating organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, which are those rated “BBB-” or higher by Standard & Poor’s (“S&P”), a division of The McGraw-Hill Companies, Inc. NAIC designations 3 through 6 include bonds considered to be below investment grade, rated “BB+” or lower by S&P.
     All of the debt securities in our portfolio were rated investment grade by the NAIC and S&P as of December 31, 2006. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or are rated non-investment grade. The quality distribution of our investment portfolio as of December 31, 2006 was as follows:

		Amortized		% of Total
S&P Rating	NAIC Rating	Cost	Fair Value	at Fair Value
	($ in millions)
AAA	1	$165.2	$163.5	39.4%
AA	1	55.6	55.0	13.2%
A	1	80.6	79.1	19.0%
BBB	2	32.0	31.2	7.5%
B	2	—	—	0.0%
Agency	1	87.6	86.6	20.9%

		$421.0	$415.4	100.0%

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
     As of December 31, 2006, the impact of an immediate 100 basis point increase in market interest rates on our debt securities portfolio would have resulted in an estimated decrease in fair value of 4.4%, or approximately $16.1 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our debt securities portfolio would have resulted in an estimated increase in fair value of 4.4%, or approximately $16.1 million.
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
     As of December 31, 2006, cash and investments carried at fair value totaling approximately $16.0 million were on deposit with state insurance regulatory authorities. Additionally, investments carried at fair value totaling approximately $3.5 million had been pledged to an unaffiliated insurer to secure our assumed reinsurance obligations.
     Cash and Cash Equivalents. Our balance in cash and cash equivalents was $74.8 million and $64.5 million as of December 31, 2006 and 2005, respectively. At December 31, 2006, cash and cash equivalents totaling approximately $9.0 million were held in reinsurance security trust accounts for the benefit of certain unaffiliated insurers in order to secure our assumed reinsurance obligations.
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
     The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2006. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the “COSO Report”, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
     Ernst & Young LLP, the Company’s independent registered public accounting firm has audited the financial statements presented in this Form 10-K. Ernst & Young LLP has also audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of that effectiveness as of December 31, 2006, as stated on their report included on the following page of this Form 10-K.
Direct General Corporation
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors
Direct General Corporation and Subsidiaries
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Direct General Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Direct General Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Direct General Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Direct General Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Direct General Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Direct General Corporation and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Direct General Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct General Corporation and Subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2005 and statement of shareholders’ equity as of December 31, 2005 and 2004 have been restated for an adjustment for unearned policy fees.
     Also as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Direct General Corporation and subsidiaries changed its accounting for stock-based compensation in connection with the adoption of Statement of Financial Standards No. 123R, “Share-Based Payments.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Direct General Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 14, 2007

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Revenues
Premiums earned	$424,777	$404,099	$372,506
Finance income	43,856	44,401	49,190
Commission and service fee income	45,609	46,777	48,630
Net investment income	18,990	14,704	10,808
Net realized (losses) gains on securities and other	(304)	71	(43)

Total revenues	532,928	510,052	481,091

Expenses
Insurance losses and loss adjustment expenses	320,834	305,755	281,969
Selling, general and administrative costs	155,093	133,588	108,532
Interest expense	11,981	8,300	5,484

Total expenses	487,908	447,643	395,985

Income before income taxes	45,020	62,409	85,106
Income tax expense	17,019	23,398	31,121

Net income	$28,001	$39,011	$53,985

Earnings per Share
Basic earnings per common share	$1.38	$1.83	$2.44

Diluted earnings per common share	$1.37	$1.82	$2.38

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
		2005
		(Restated –
	2006	See Note 1)
	(In thousands)
Assets
Investments:
Debt securities available-for-sale at fair value (amortized cost $420,946 and $395,159 at December 31, 2006 and 2005, respectively)	$415,443	$388,032
Short-term investments and other invested assets	4,267	3,688

Total investments	419,710	391,720
Cash and cash equivalents	74,753	64,527
Finance receivables, net	225,227	214,796
Reinsurance balances receivable	10,150	27,083
Prepaid reinsurance premiums	116	24,440
Deferred policy acquisition costs	21,258	13,804
Income taxes recoverable	1,873	4,692
Deferred income taxes	22,616	22,820
Property and equipment, net	15,720	18,346
Goodwill and other intangible assets, net	31,621	31,621
Other assets	27,919	28,068

Total assets	$850,963	$841,917

Liabilities and Shareholders’ Equity
Loss and loss adjustment expense reserves	$136,764	$131,408
Unearned premiums	226,746	217,300
Reinsurance balances payable and funds held	7,632	32,024
Accounts payable and accrued expenses	14,715	12,550
Notes payable	145,272	153,009
Debentures payable	41,238	41,238
Capital lease obligations	1,430	2,636
Payable for securities	—	3,187
Other liabilities	14,134	12,713

Total liabilities	587,931	606,065

Shareholders’ equity
Common stock, no par; authorized shares — 100,000.0; issued shares — 20,347.7 and 20,339.2 at December 31, 2006 and 2005, respectively	71,008	69,700
Retained earnings	194,845	170,100
Accumulated other comprehensive (loss) income:
Net unrealized depreciation on investment securities	(3,577)	(4,633)
Net gain on cash flow hedge	756	685

Total shareholders’ equity	263,032	235,852

Total liabilities and shareholders’ equity	$850,963	$841,917

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Years Ended December 31, 2006, 2005 and 2004
			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income (Loss)	Equity
	(In thousands)
Balances at December 31, 2003 as previously reported	$91,853	$85,735	$(193)	$177,395
Correction of prior period error	—	(1,680)	—	(1,680)

Balances at January 1, 2004, as adjusted	91,853	84,055	(193)	175,715
Comprehensive income:
Net income	—	53,985	—	53,985
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	(665)	(665)
Net change during the year related to cash flow hedge	—	—	598	598

Total comprehensive income				53,918

Dividends on common stock	—	(3,542)	—	(3,542)
Common stock issued pursuant to secondary offering, net of $246.6 issue costs (497.1 shares)	15,971	—	—	15,971
Compensatory stock options	279	—	—	279
Exercise of stock options (512.3 shares)	1,060	—	—	1,060

Balances at December 31, 2004 - restated	109,163	134,498	(260)	243,401
Comprehensive income:
Net income	—	39,011	—	39,011
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	(4,663)	(4,663)
Net change during the year related to cash flow hedge	—	—	975	975

Total comprehensive income	—	—	—	35,323

Dividends on common stock	—	(3,409)	—	(3,409)
Common stock repurchase (2,157.9 shares)	(40,075)	—	—	(40,075)
Compensatory stock options	55	—	—	55
Exercise of stock options (137.0 shares)	557	—	—	557

Balances at December 31, 2005 - restated	69,700	170,100	(3,948)	235,852
Comprehensive income:
Net income	—	28,001	—	28,001
Net unrealized depreciation on securities available-for-sale, net of deferred taxes	—	—	1,056	1,056
Net change during the year related to cash flow hedge	—	—	71	71

Total comprehensive income				29,128

Dividends on common stock	—	(3,256)	—	(3,256)
Compensatory stock options	1,285	—	—	1,285
Exercise of stock options (8.5 shares)	23	—	—	23

Balances at December 31, 2006	$71,008	$194,845	$(2,821)	$263,032

See notes to consolidated financial statements.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Operating activities
Net income	$28,001	$39,011	$53,985
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on securities and other	304	(71)	43
Depreciation and amortization	8,757	9,456	5,809
Deferred income taxes	(402)	111	(1,466)
Changes in operating assets and liabilities:
Finance receivables, net	(10,431)	(616)	(12,909)
Reinsurance balances receivable	16,933	8,466	21,801
Prepaid reinsurance premiums	24,324	5,104	26,853
Deferred policy acquisition costs	(7,454)	(1,138)	(1,234)
Income taxes recoverable/payable	2,819	2,760	(9,546)
Loss and loss adjustment expense reserves	5,356	6,550	12,240
Unearned premiums	9,446	(8,588)	10,053
Reinsurance balances payable and funds held	(24,392)	(2,287)	(28,227)
Accounts payable and accrued expenses	2,165	599	(1,204)
Other	2,964	1,771	(9,221)

Net cash provided by operating activities	58,390	61,128	66,917

Investing activities
Proceeds from sales and maturities of debt securities available-for-sale	76,071	81,141	117,194
Purchase of debt securities available-for-sale	(104,076)	(140,337)	(185,100)
Payable for securities	(3,187)	2,677	510
Net (purchases) sales of short-term investments	(475)	426	(341)
Purchase of common stock in trust	—	(1,238)	—
Purchase of property and equipment, net	(4,322)	(8,879)	(7,330)

Purchase of insurance agency assets	—	(5,560)	(82,716)

Purchase of insurance companies	—	(10,432)	(7,330)
Net cash used in investing activities	(35,989)	(82,202)	(82,716)
Financing activities
Repurchase of common stock	—	(40,075)	—
Issuances of common stock	23	612	17,031
Net proceeds from (payments on) borrowings	(5,307)	18,258	(12,511)
Proceeds from debentures issued	—	41,238	—
Payment of principal on borrowing	(3,635)	(2,011)	(1,593)
Payment of dividends on common stock	(3,256)	(3,409)	(3,542)

Net cash (used in) provided by financing activities	(12,175)	14,613	(615)

Net increase (decrease) in cash and cash equivalents	10,226	(6,461)	(16,354)
Cash and cash equivalents at beginning of period	64,527	70,988	87,342

Cash and cash equivalents at end of period	$74,753	$64,527	$70,988

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$11,388	$8,451	$5,484
Income taxes	14,786	20,527	42,507
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

Deferred Policy Acquisition Costs
     Policy acquisition costs include advertising, commissions, premium taxes and certain other underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and are reported net of the related ceding commission received from reinsurers. Such deferred policy acquisition costs are being amortized over the effective period of the related insurance policies. Amortization charged to operations amounted to $55,576,000, $39,429,000 and $33,328,000 in 2006, 2005 and 2004, respectively. The Company considers anticipated investment income in determining the recoverability of these costs and believes they will be fully recovered over the next twelve months.
Property and Equipment
     Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are principally as follows: computer hardware and software (3-5 years), furniture and equipment (3-7 years), leasehold improvements (3-14 years based on the expected remaining life of the lease) and Company-owned buildings and related improvements (32 years). Property and equipment includes software developed and capitalized for internal use.
   Goodwill and Other Intangible Assets
     Goodwill represents the amount by which the cost of acquired net assets exceeds their related fair value. Other intangible assets includes the costs of specifically identifiable intangible assets, primarily licenses. In accordance with Financial Accounting Standards No. 142, the carrying value of goodwill and other intangible assets is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. Based on its most recent analysis, the Company believes that no impairment of goodwill and other intangible assets exists at December 31, 2006.
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
     A valuation allowance for deferred tax assets is provided for all or some portion of the deferred tax asset when it is more likely than not that an amount will not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset is included in income. The Company believes its deferred tax assets are fully realizable at December 31, 2006.

   Stock Options
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share Based Payments.” The impact of this pronouncement, which requires the Company to expense the cost resulting from all share-based payments in its financial statements, is provided in Note 18. Prior to 2006, the Company followed the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. Using the intrinsic value method under APB No. 25, generally no compensation expense is recorded for employee options that are granted with an exercise price that equals or exceeds the market price at the date of grant. The disclosure provisions required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” is provided in Note 10.
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
Restatement of the December 31, 2005 Balance Sheet
     During 2006, the Company corrected its accounting for unearned policy fees as of January 1, 2004 and restated the relevant December 31, 2005 balance sheet amounts. In prior years, the impact of the unearned policy fee calculation difference was not material. However, this difference became material in 2006 because of the decline in operations. The impact of the adjustment on the statement of operations for any of the years presented was not material.
     The following is a summary of the line items impacted by the restatement of the December 31, 2005 balance sheet:

	December 31, 2005
	As Previously
	Reported	Adjustments	Restated
Deferred income taxes	$21,915	$905	$22,820
Total assets	841,012	905	841,917
Unearned premiums	214,715	2,585	217,300
Total liabilities	603,480	2,585	606,065
Retained earnings	171,780	(1,680)	170,100
Total shareholders’ equity	237,532	(1,680)	235,852
Total liabilities and shareholders’ equity	841,012	905	841,917

2. Investments
     The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities available-for-sale at December 31 are as follows:

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less than	Greater than	Fair
	Cost	Gains	12 months	12 months	Value
	(In thousands)
2006
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87,593	$453	$263	$1,134	$86,649
Obligations of states and political subdivisions	72,195	422	14	541	72,062
Corporate debt securities	261,158	688	165	4,949	256,732

Total	$420,946	$1,563	$442	$6,624	$415,443

2005
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$67,748	$51	$618	$731	$66,450
Obligations of states and political subdivisions	70,161	435	444	199	69,953
Corporate debt securities	257,250	233	2,282	3,572	251,629

Total	$395,159	$719	$3,344	$4,502	$388,032

     As of December 31, 2006, there were 463 securities with gross unrealized losses for more than 12 months and 88 securities with gross unrealized losses for less than 12 months. The Company has determined that all of the unrealized losses in the table above were temporary. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There were no securities with unrealized losses of greater than 10% of book value.
     The components of pretax net investment income and net realized gains (losses) on sales of securities for the years ended December 31 were:

	2006	2005	2004
	(In thousands)
Gross investment income:
Debt securities available-for-sale	$17,800	$14,147	$10,963
Short-term investments and cash equivalents	1,875	1,200	390

Gross investment income	19,675	15,347	11,353
Investment expenses	685	643	545

Net investment income	$18,990	$14,704	$10,808

Gross realized gains on investments	$1,243	$2,843	$2,838
Gross realized losses on investments	(1,478)	(3,049)	(3,162)
Net unrealized (loss) gain on trading portfolio	(69)	277	281

Net realized (losses) gains on securities and other	$(304)	$71	$(43)

     Realized losses on investments in 2005 include a $15,000 write-down on a security that was determined to have an other-than-temporary decline in fair value. There were no such write-downs in 2006.

     The amortized cost and fair value of debt securities available-for-sale at December 31, 2006, by contractual maturity, is shown below:

	Amortized	Fair
	Cost	Value
	(In thousands)
Years to maturity:
One or less	$16,299	$16,106
After one through five	183,187	180,151
After five through ten	133,588	132,443
After ten	87,872	86,743

Total	$420,946	$415,443

     At December 31, 2006, investments carried at market value of $13,950,000 and cash of approximately $2,056,000 were on deposit with regulatory authorities. Additionally, investments carried at market value of $3,485,000 were pledged to an unaffiliated insurer to secure our assumed reinsurance obligations.
3. Finance Receivables
     Finance receivables, net of unearned interest, unearned acquisition fees and deferred costs for the years ended December 31 were:

	2006	2005
	(In thousands)
Finance receivables	$232,039	$221,215
Less allowance for losses	(6,812)	(6,419)

Finance receivables, net	$225,227	$214,796

     A progression of the allowance for finance receivable losses is as follows:

	2006	2005	2004
	(In thousands)
Balance at January 1	$6,419	$6,174	$5,942
Provision for finance receivable losses	11,322	10,266	7,270
Charge-offs, net of recoveries	(10,929)	(10,021)	(7,038)

Balance at December 31	$6,812	$6,419	$6,174

     Geographic concentrations of finance receivables at December 31 are as follows:

	2006	2005
Florida	44.4%	49.1%
Tennessee	13.4	14.0
Texas	6.3	4.3
Georgia	7.0	7.0
Mississippi	6.2	6.0
Louisiana	6.0	5.9
Other states, combined	16.7	13.7

Total	100.0%	100.0%

     Finance receivables are collateralized by the unearned premiums of the related insurance policies. These finance receivables have an average remaining contractual maturity of approximately six months, with the longest contractual maturity being approximately eleven months.

4. Property and Equipment
     Property and equipment at December 31 is as follows:

	2006	2005
	(In thousands)
Land	$223	$223
Buildings and improvements	9,484	8,867
Computer hardware and software	23,850	22,296
Furniture and equipment	8,620	8,403
Projects in progress	1,718	767
Construction in progress	2,361	2,126
Capital leases:
Building	6,364	6,364
Equipment	4,644	4,495

	57,264	53,541
Less accumulated depreciation	(41,544)	(35,195)

Property and equipment, net	$15,720	$18,346

     Depreciation expense was approximately $6,948,000, $6,602,000 and $5,601,000 in 2006, 2005 and 2004, respectively.
     During April 1998, the Company entered into a sale and leaseback transaction of its building located in Baton Rouge, Louisiana. The gain of $1,068,000 is being amortized over the term of the lease. At December 31, 2006 and 2005, the unamortized portion of the deferred gain was $136,000 and $242,800, respectively, and is included as a component of other liabilities. The building under capital lease was capitalized using the Company’s average borrowing rate at inception of the lease. Depreciation expense on the capitalized building lease was $769,000 during 2006 and $636,000 during 2005 and 2004, and related accumulated depreciation on the building under capital lease was approximately $5,542,000 and $4,773,000 at December 31, 2006 and 2005, respectively.
     The Company also leases certain computer equipment under capital lease arrangements. Depreciation expense on capitalized equipment leases during 2006, 2005 and 2004 was $475,000, $491,000 and $414,000 respectively, and related accumulated depreciation as of December 31, 2006 and 2005, was $4,314,000 and $3,839,000, respectively.
5. Insurance Losses and Loss Adjustment Expenses
     The following table provides a reconciliation of insurance loss and loss adjustment expense (LAE) reserves, net of reinsurance recoverables:

	2006	2005	2004
	(In thousands)
Balance at January 1	$131,408	$124,858	$112,618
Less reinsurance recoverables on unpaid losses	17,552	22,859	37,955

Net balance at January 1	113,856	101,999	74,663
Add losses and LAE incurred, net of reinsurance related to:
Current year	321,150	298,993	275,651
Prior years	(316)	6,762	6,318

Net losses and LAE incurred during the current year	320,834	305,755	281,969

Deduct losses and LAE paid, net of reinsurance, related to:
Current year	221,661	210,655	191,176
Prior years	82,292	83,243	63,457

Net claim payments made during the current year	303,953	293,898	254,633

Net balance at December 31	130,737	113,856	101,999
Plus reinsurance recoverables on unpaid losses	6,027	17,552	22,859

Balance at December 31	$136,764	$131,408	$124,858

     The Company’s net loss and LAE reserve development was primarily attributable to revisions to the Company’s estimate of ultimate frequency and severity trends. While development in 2006 was negligible, in 2005, approximately $5,800,000 of the unfavorable development was related to our Florida business, generally attributable to higher than expected severity trends on personal injury protection and property damage coverages. In 2004, approximately $4,500,000 of the unfavorable development was related to our Florida business and approximately $1,100,000 was related to Tennessee. The Florida development was largely attributable to increases in expected frequency and severity trends related to the personal injury protection and property damage coverages while the Tennessee development was generally evenly split between increases to expected bodily injury frequency trends and increases to the expected average severity of property damage claims.
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
6. Notes Payable
     Notes payable at December 31 were as follows:

	2006	2005
	(In thousands)
Premium Finance revolving credit facility	$143,000	$150,000
Other	2,272	3,009

Total	$145,272	$153,009

   Premium Finance Revolving Credit Facility
     The Company has maintained a revolving credit facility with a consortium of banks to fund the working capital needs of the Company’s premium finance operations since 1994. Under the terms of the current facility, interest is payable quarterly at a rate elected by the Company of either the base commercial rate of First Tennessee Bank, N.A., as “Agent”, or at 1.5% to 2.0% above LIBOR, depending on the Company’s “Loan Amount to Net Worth” ratio (as defined in the agreement). At December 31, 2006, the weighted average rate in effect was 7.55%. The loan is principally secured by premium finance receivables.
     During 2006, the Company and its banks agreed to various amendments of this credit facility that collectively extended the maturity to June 30, 2009, approved the proposed merger with Elara Holdings, Inc. and Elara Merger Corporation, and increased the credit facility to $195,000,000 effective January 1, 2007. At December 31, 2006, the Company may borrow up to $180,000,000 and the unused amount was $37,000,000.
     The revolving credit facility contains covenants which, among other matters 1) limit the Company’s ability to incur or guarantee indebtedness, merge, consolidate and acquire or sell assets without bank approval; 2) require the Company to satisfy certain financial ratios, including those related to net worth, debt-to-equity, and profitability; and 3) restrict the payment of cash dividends on common stock. As of December 31, 2006, the Company was in compliance with all covenants related to the credit agreement.

Corporate Revolving Credit Facility
     In December 2004, the Company entered into a $30,000,000 revolving credit facility with a consortium of banks. Under the terms of the credit facility the Company may periodically obtain advances until June 30, 2007. Interest is payable quarterly at a rate elected by the Company of either the base commercial rate of First Tennessee Bank, N.A., as “Agent”, or at 2.5% above LIBOR. Principal payments begin 18 months after advances under the credit facility reach $10,000,000 and will be determined based upon a five-year amortization schedule. The credit facility matures on June 30, 2007, with all remaining principal and interest payments being due at that time. There were no amounts outstanding under this facility as of December 31, 2006 or 2005.
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
   Other
     The Company enters into various other credit agreements from time to time, primarily to finance the purchase of computer equipment and other assets. As of December 31, 2006, the Company has three credit agreements bearing interest at rates ranging from 4.50% to 4.60%. Principal and interest are payable monthly, with principal totaling $1,641,000 and $631,000 due in 2007 and 2008, respectively. Notes in the amount of $1,280,000 are secured by computer equipment.
   Scheduled Maturities
     Aggregate principal payments due on debt outstanding at December 31, 2006 is as follows:

Principle
Payments
Due
(in thousands)
Years due:
2007	$1,641
2008	631
2009	143,000
2010	—
2011 and after	41,238

Total	$186,510

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
     The Company is the beneficiary of letters of credit totaling approximately $2,404,000 and trust accounts totaling $95,000 in accordance with the terms of its reinsurance agreements. The letters of credit and trust accounts were unused at December 31, 2006. The largest unsecured reinsurance recoverable from a single reinsurer was $2,339,000 as of December 31, 2006, which was due from Dorinco Reinsurance Company, a subsidiary of Dow Chemical.
   Assumed Reinsurance
     The Company assumed, under quota-share reinsurance agreements, a percentage of personal automobile insurance produced for other insurers (see Note 8). As of December 31, 2006, the Company provided an unsecured letter of credit in the amount of $4,000,000, pledged investments totaling $3,485,000, and provided reinsurance security trust accounts totaling $6,465,000 for the benefit of certain unaffiliated insurers with respect to its obligations under the assumed reinsurance agreements.
     The following amounts are reflected in the financial statements as a result of reinsurance arrangements for the years ended December 31:

	Premiums	Premiums	Losses and
	Written	Earned	LAE
	(In thousands)
2006
Direct	$435,154	$425,478	$319,244
Assumed	20,795	21,027	14,186
Ceded	2,597	(21,728)	(12,596)

Net	$458,546	$424,777	$320,834

2005
Direct	$424,606	$431,974	$336,581
Assumed	28,367	29,588	18,769
Ceded	(52,359)	(57,463)	(49,595)

Net	$400,614	$404,099	$305,755

2004
Direct	$442,577	$432,577	$334,570
Assumed	39,300	39,246	23,946
Ceded	(72,464)	(99,317)	(76,547)

Net	$409,413	$372,506	$281,969

8. Administrative Services
     The Company’s agency subsidiaries and administrative service subsidiaries produce and administer personal automobile insurance business for other insurers. The Company receives service fees for its underwriting, policyholder administration and claims processing services. Administrative service fees earned, net of the related fronting fees and premium taxes, were approximately $6,046,000, $7,891,000 and $10,653,000 in 2006, 2005 and 2004 respectively, and are included in the caption commissions and service fee income in the Statements of Operations.

     Premiums associated with personal automobile insurance produced for other insurers and related assumed premiums are as follows:

	2006	2005	2004
	(In thousands)
Premiums produced for other carriers
Written premiums	$28,755	$36,176	$47,413
Earned premiums	28,868	37,991	47,399
Premiums assumed by the Company
Written premiums	$20,795	$28,367	$39,300
Earned premiums	21,027	29,588	39,246
9. Income Taxes
     The Company and its non-life subsidiaries file a consolidated federal income tax return, while its life subsidiaries, Direct Life Insurance Company and Direct General Life Insurance Company, file separate federal income tax returns.
     Income tax expense (benefit) is as follows:

	2006	2005	2004
	(In thousands)
Current:
Federal	$15,274	$20,354	$28,228
State	2,147	2,933	4,359

Total current	17,421	23,287	32,587
Deferred:
Federal	(54)	20	(1,180)
State	(348)	91	(286)

Total deferred	(402)	111	(1,466)

Total income tax expense	$17,019	$23,398	$31,121

     The provision for income taxes in the accompanying consolidated statements of income differed from the statutory rate of 35% as follows:

	2006	2005	2004
	(In thousands)
Income before income taxes	$45,020	$62,409	$85,106

Income tax expense at statutory rate	$15,757	$21,843	$29,787
Tax effect of:
State income taxes	1,188	1,998	2,548
Tax exempt interest	(606)	(538)	(476)
Other, net	680	95	(738)

Total income tax expense	$17,019	$23,398	$31,121

     The balance sheets reflect net deferred income tax asset amounts that resulted from temporary differences as of December 31 as follows:

		2005
		(Restated
	2006	See Note 1)
	(In thousands)
Deferred income tax assets:
Unearned premiums	$14,707	$12,492
Loss and loss adjustment expense reserves	2,666	2,809
Provision for return and unearned reinsurance commissions	—	652
Provision for return and unearned service fees	995	997
Provision for return commissions	936	932
Allowance for losses on finance receivables	2,384	2,247
Depreciation	1,780	912
Net unrealized loss on available-for-sale securities	1,926	2,495
Unearned policy fees	2,047	1,764
Policy acquisition costs	1,303	1,083
Other	2,286	1,335

Total deferred income tax assets	31,030	27,718

Deferred income tax liabilities:
Deferred policy acquisition costs	7,440	4,832
Unrealized gain related to cash flow hedge	407	369
Amortization	2,401	1,253
Other	505	435

Total deferred income tax liabilities	10,753	6,889

Net federal deferred income tax asset	20,277	20,829
State deferred income tax asset	2,339	1,991

Net deferred income tax asset	$22,616	$22,820

10. Capital Stock
Public Offerings
     In March 2004, the Company completed a secondary offering whereby selling shareholders sold 3,314,015 shares of common stock. As a result of the exercise of the over-allotment option by the underwriters of the secondary offering, the Company issued and sold an additional 497,102 common shares in April 2004, which resulted in net proceeds to the Company (after deducting issuance costs) of $15,971,000. From the proceeds of this offer, Direct General Corporation used $11,500,000 to increase its investment in insurance subsidiaries and approximately $600,000 to increase the capitalization of its non-insurance subsidiaries in 2004.
Common Stock Repurchase
     During 2005, the Company repurchased 2,157,871 shares of its outstanding common stock for an aggregate price of approximately $40,075,000.
Stock Option Plans
     In April 2003, the Company’s board of directors adopted and the shareholders approved the 2003 Equity Incentive Plan (the “2003 Plan”). Under terms of the 2003 Plan, 1,651,200 shares of common stock are reserved and available for distribution. Under the 2003 Plan, incentive stock options and non-qualified stock options may be granted. Exercise provisions may vary, however, the term shall not exceed ten years from the date of grant.
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
     As of December 31, 2006, the weighted average remaining contractual life of options outstanding under both plans is approximately seven years.
     A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005 and 2004, and changes during the years ending on these dates is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding January 1, 2004 (610,008 exercisable)	1,602,000	$12.93
Granted	131,000	31.10
Exercised	516,300	2.11
Forfeited	24,000	21.00

Options outstanding December 31, 2004 (317,700 exercisable)	1,192,700	19.45
Granted	40,000	18.06
Exercised	137,000	4.25
Surrendered	100,000	30.96
Forfeited	25,000	31.00

Options outstanding December 31, 2005 (385,300 exercisable)	970,700	20.05
Granted	50,000	17.50
Exercised	8,500	2.71
Forfeited	60,000	21.00

Options outstanding December 31, 2006 (529,700 exercisable)	952,200	$19.91

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
     Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which was issued in December 2004 and is effective for periods beginning after June 15, 2005. This statement requires the Company to expense the cost resulting from all share-based payment arrangements, including employee stock options, in its financial statements. The Company adopted the provisions of this statement using the modified prospective approach. This approach requires that compensation expense to be recorded for all unvested stock options and restricted stock that exist upon adoption of the statement as they vest. New stock options that are granted are recognized as expense in the financial statements based on their fair values at the grant date. The Company recorded pre-tax compensation expense of $1,285,000 for 2006.
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

	2005	2004
	(In thousands, except per
	share amounts)
Net income available to common shareholders, as reported	$39,011	$53,985
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(865)	(878)

Net income available to common shareholders and income for purposes of computing diluted earnings per share, pro forma	$38,146	$53,107

Earnings per share
Basic – as reported	$1.83	$2.44

Basic – pro forma	$1.79	$2.40

Diluted – as reported	$1.82	$2.38

Diluted – pro forma	$1.78	$2.34

     The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant based on the following factors:

	2006	2005	2004
Expected option term	5 years	5 years	5 years
Annualized volatility rate	14% to 21%	31.5%	35%
Risk-free rate of return	4.57% to 5.00%	4.12%	3.1% to 3.5%
Fair value at the date of grant (weighted-average)	$15.57 to $18.79	$18.06	$31.80
Dividend yield	0.63% to 0.77%	0.66%	0.76%
Black-Scholes value	22.9% to 26%	32.9%	33.3% to 33.9%
   Reserved Shares
     As of December 31, 2006, shares of common stock have been reserved for the following:

Exercise of stock options under the 1996 Plan	45,000
Exercise of stock options under the 2003 Plan	1,651,200

Total common shares reserved	1,696,200

11. Statutory Financial Information and Accounting Policies
     The Company’s statutory-basis financial statements of its insurance subsidiaries are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each state of domicile. Each state of domicile required that insurance companies domiciled in those states prepare their statutory basis financial statements in accordance with the NAIC Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. As of December 31, 2006 and 2005, the Company’s insurance subsidiaries did not have any prescribed or permitted accounting practices that differed from NAIC statutory accounting practices.

     Statutory accounting practices differ from GAAP. Significant differences for the Company’s insurance subsidiaries were as follows:

	Net Income
	Year ended December 31,			Surplus December 31,
	2006	2005	2004	2006	2005	2004
					(Restated See Note 1)
	(In thousands)
Statutory basis amounts	$21,789	$23,685	$16,121	$185,507	$169,249	$141,646
Deferred policy acquisition costs	7,454	1,138	1,234	21,258	13,804	12,666
Deferred income taxes	(494)	(475)	1,231	3,644	6,659	3,394
Reinsurance commissions	1,862	451	3,002	—	(1,862)	(2,313)
Guaranty fund assessments	97	96	714	(147)	(244)	(338)
Unearned policy fees	(809)	(1,193)	(1,261)	(5,848)	(5,039)	(3,846)
Nonadmitted assets	—	—	—	1,256	887	1,370
Unrealized appreciation of securities available-for-sale	—	—	—	(5,101)	(6,859)	169
Other	(159)	297	211	(65)	13	134

GAAP amounts	$29,740	$23,999	$21,252	$200,504	$176,608	$152,882

     The Company’s insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior approval from their respective state insurance departments. For 2007, $19,854,000 in dividends is available to be paid to the Company from insurance subsidiaries without prior approval. Property and casualty insurance and life insurance companies are subject to certain Risk-Based Capital (RBC) requirements as specified by the NAIC. Under those requirements, the amount of capital maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 2006, each of the Company’s insurance subsidiaries exceeds the RBC requirements.
12. Cash Flow Hedge
     The Company maintains a $195,000,000 variable rate revolving credit agreement with a group of banks (Note 6), which subjects the Company to exposures from fluctuations in interest rates under the agreement. Effective August 1, 2005, the Company purchased an interest rate swap with a notional amount of $50,000,000 which has been designated as a hedge of variable cash flows associated with that portion of the revolving credit agreement. This derivative instrument requires monthly settlements whereby the Company pays a fixed rate of 4.255% and receives 30-day LIBOR rate, reset monthly. The derivative expires on August 2, 2010.
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

     The table below summarizes the amounts included in the accompanying financial statements related to these derivatives:

	As of December 31,
	2006	2005
	(In thousands)
Carrying value of derivative – asset (liability)
Interest rate swap	$1,162	$1,055

Total	$1,162	$1,055

	As of December 31,
	2006	2005
	(In thousands)
Other comprehensive income (loss), net of tax
Interest rate swap	$756	$685

Total	$756	$685

	For the year ended December 31,
	2006	2005	2004
	(In thousands)
Amounts transferred to income:
Interest expense
Interest rate collar	$—	$402	$922
Interest rate swap	(402)	78	—

Total interest	$(402)	$480	$922

13. Commitments and Contingencies
   Commitments
     The Company leases various office space and equipment. Total rent expense was approximately $13,561,000, $11,594,000 and $7,786,000 in 2006, 2005 and 2004, respectively. Approximate future minimum lease commitments for leases having an initial or remaining term of more than one year are as follows at December 31, 2006:

	Capital	Operating
	Leases	Leases
	(In thousands)
2007	$1,209	$10,092
2008	259	6,845
2009	30	3,901
2010	—	1,866
2011	—	903
2012	—	26

Total minimum lease payments	1,498	$23,633

Less amount representing interest	68

Present value of minimum lease payments	$1,430

   Contingencies
     Baton Rouge Facility. The Company currently leases a facility in Baton Rouge, Louisiana for its administrative and customer service center. This lease is scheduled to mature in April 2008. The Company plans to expand its administrative and customer service operations to support its future growth and, in conjunction with these plans, the Louisiana Local Government Environmental and Community Development Authority (“Authority”) will construct a new facility (“Facility”) and the Company will, in turn, lease the Facility from the Authority. On October 29, 2004, the Company and certain of its subsidiaries invested $10,000,000 in Louisiana Taxable Lease Revenue Bonds (“Bonds”) in order to provide the Authority with funds to finance the acquisition of land and the construction of the Facility. Under the terms of the agreements, the ownership of the Facility will transfer to the Company and the lease will expire upon the full repayment of all principal and interest related to the Bonds, which have a scheduled maturity of June 1, 2024. Construction of the Facility began in the summer of 2006 and is expected to be completed by the end of 2007.
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
     Litigation. The Company is named as defendant in various legal actions including a consolidated federal securities class action, a consolidated federal shareholder derivative action, and a consolidated state shareholder derivative action filed in early 2005 and other lawsuits arising in the ordinary course of business. Estimates of losses from legal actions pertaining to claims made under insurance policies underwritten by the Company are included in loss and loss adjustment expense reserves. The parties have reached tentative settlement agreements in the pending class and derivative action lawsuits. Management believes that the resolution of all other actions will not have a material adverse effect on the Company’s financial position or results of operations.
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
     The carrying values and fair values of certain of the Company’s financial instruments as of December 31 were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets
Debt securities available-for-sale	$415,443	$415,443	$388,032	$388,032
Short-term investments and other invested assets	4,267	4,267	3,688	3,688
Finance receivables, net	225,227	225,227	214,796	214,796
Reinsurance balances receivable	10,150	10,150	27,083	27,083
Liabilities
Reinsurance balances payable and funds held	7,632	7,632	32,024	32,024
Notes payable	145,272	145,272	153,009	153,009
Capital lease obligations	1,430	1,430	2,636	2,636
Debentures payable	41,238	40,397	41,238	40,558

15. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004
	(In thousands, except per share
	amounts)
Numerator:
Net income available to common shareholders	$28,001	$39,011	$53,985

Denominator:
Weighted average common shares outstanding	20,346.6	21,363.8	22,114.9
Dilutive stock options	38.4	60.1	572.3

Weighted average common shares outstanding for purposes of computing diluted earnings per common share	20,385.0	21,423.9	22,687.2

Basic earnings per common share	$1.38	$1.83	$2.44

Diluted earnings per common share	$1.37	$1.82	$2.38

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
17. Quarterly Financial Data (unaudited)
     Quarterly results of operations for 2006 and 2005 are summarized as follows:

			Basic	Diluted
	Total	Net	Earnings	Earnings		Stock Price(2)
	Revenues	Income	Per Share (1)	Per Share (1)	High	Low	Close
	(In thousands, except per share amounts)
2006
Q1	$130,813	$9,160	$0.45	$0.45	$17.64	$15.10	$17.01
Q2	134,117	7,152	0.35	0.35	18.79	15.96	16.92
Q3	133,394	7,035	0.35	0.35	17.56	11.51	13.46
Q4	134,604	4,654	0.23	0.23	20.84	12.84	20.64

	$532,928	$28,001	$1.38	$1.37	$20.84	$11.51	$20.64

			Basic	Diluted
	Total	Net	Earnings	Earnings		Stock Price(2)
	Revenues	Income	Per Share (1)	Per Share (1)	High	Low	Close
	(In thousands, except per share amounts)
2005
Q1	$131,711	$13,583	$0.61	$0.61	$32.62	$18.47	$20.54
Q2	131,243	11,496	0.53	0.53	20.61	15.50	18.61
Q3	125,930	7,260	0.34	0.34	20.43	16.48	19.73
Q4	121,168	6,672	0.33	0.33	19.92	15.12	16.90

	$510,052	$39,011	$1.83	$1.82	$32.62	$15.12	$16.90

(1)	As a result of rounding and weighted averages, the total of the four quarters’ earnings per share may not equal the earnings per share for the full year.

(2)	The Company’s Common Shares are listed on the NASDAQ National Market under the symbol of “DRCT”.
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
          In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on the financial statements of the Company.
          In September, 2005, the AICPA has issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of SOP 05-1 will have a material impact on the financial statements of the Company.
     19. Pending Merger
          On December 4, 2006, the Company entered into a definitive merger agreement with Elara Holdings, Inc., or Elara, an affiliate of Calera Capital and TPG Capital (formerly known as Fremont Partners and Texas Pacific Group respectively), and Elara Merger Corporation, pursuant to which Elara agreed to acquire all of the Company’s outstanding stock (the “Elara Merger”). Upon completion of the Elara Merger, the Company’s shareholders will receive $21.25 in cash for each share of the Company’s common stock they hold, a 28.71% premium to the closing price of $16.51 on December 4, 2006. The total value of the Elara Merger, including debt, is approximately $629,200,000. Our Board of Directors has approved the transaction and on March 8, 2007, our stockholders voted to approve the merger. The merger is subject to customary conditions, including approval from the relevant state insurance and finance commissioner or banking or similar department prior to the acquisition. All required filings have been made.

     20. Subsequent Events – Litigation Settlements
          In early 2007, we engaged in mediation with lead plaintiffs in a pending consolidated federal class action that resulted in a tentative oral settlement agreement. On March 2, 2007 the parties to the consolidated class action entered into a Memorandum of Understanding (“March 2nd MOU”) that sets forth a settlement in principle of this action. The stipulated settlement amount in the March 2nd MOU is $14.94 million, which is apportioned among the defendants, and the plaintiffs have agreed to dismiss with prejudice all claims against all defendants to the action. Neither we nor any other defendant in this action has admitted any liability or fault. The March 2nd MOU is subject to several conditions, including approval by the Federal District Court. In addition, the defendants may withdraw from the settlement, if a to be agreed upon percent of the class members opt out of the settlement. The parties will submit a written Stipulation of Settlement to the Federal District Court seeking preliminary approval of the settlement.
          On March 6, 2007, we and the other defendants in the consolidated federal shareholder derivative action entered into a Memorandum of Understanding (“March 6th MOU”) with the Plaintiffs in that action. Pursuant to the terms of the March 6th MOU, the defendants will pay an award of attorney’s fees and expenses of $675,000, and the federal derivative action, and related state derivative and state class actions, claims will either be voluntarily dismissed with prejudice, or the parties in the federal derivative litigation will take such action as is necessary to have such claims dismissed with prejudice. Neither we nor any other defendant in these actions has admitted any liability or fault. The parties also are negotiating terms that would provide the plaintiffs with certain benefits if Elara sells or divests Direct General Corporation within a certain time after the Elara Merger closes. The settlement is subject to several conditions, including approval by the court in which the federal litigation is pending.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in the reports the Company files or submits under the Exchange Act is made known to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2006. Based upon this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management’s Report on Internal Control is included on page 67 of this Form 10-K.
     Ernst & Young LLP, the Company’s independent registered public accounting firm that audited the financial statements in this Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. This attestation report is included on page 68 of this Form 10-K.

Changes in Internal Control over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
     All of the information called for by Part III of this report is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2007.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. [to be reviewed]
(a)(1)	Financial Statements – The following consolidated financial statements and supplementary data of the Registrant and its subsidiaries included in Part II, Item 8 in the Registrant’s 2005 Annual Report are incorporated by reference:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations – For the Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets – As of December 31, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2006, 2006 and 2004

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules – The following financial statement schedules of the Registrant and its subsidiaries, Report of Independent Registered Public Accounting Firm and Consent of Independent Registered Public Accounting Firm are included in Item 15(d):

Schedule I – Summary of Investments — Other Than Investments in Related Parties

Schedule II – Condensed Financial Information of Registrant

Schedule IV – Reinsurance

Schedule V – Valuation and Qualifying Accounts

Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations

Report of Independent Registered Public Accounting Firm

Consent of Independent Registered Public Accounting Firm

No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

(a)(3)	List of exhibits:
2.1	Agreement and Plan of Merger by and among Elara Holdings, Inc., Elara Merger Corporation and Direct General Corporation, dated as of December 4, 2006 incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on December 5, 2006.

2.2	Form of Limited Guarantee in favor of Direct General Corporation, dated as of December 4, 2006 incorporated herein by reference to Exhibit 2.2 of the Current Report on Form 8-K filed with the SEC on December 5, 2006.

3.1	Second Amended and Restated Charter of Direct General Corporation incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.

3.2	Amended and Restated Bylaws of Direct General Corporation incorporated herein by reference to Exhibit 3.2 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004.

4.1	Specimen stock certificate representing the common stock, no par value per share of Direct General Corporation incorporated herein by reference to Exhibit 4.1 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003.

10.1	Employment Agreement by and between Direct General Corporation and William C. Adair, Jr. dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.1 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.2	Employment Agreement by and between Direct General Corporation and Jacqueline C. Adair dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.2 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.3	Employment Agreement by and between Direct General Corporation and Tammy R. Adair dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.3 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.4	Employment Agreement by and between Direct General Corporation and William J. Harter dated as of July 21, 2003 incorporated herein by reference to Exhibit 10.4 of the Registration Statement No. 333-105505 filed with the SEC on July 21, 2003.

10.5	Employment Agreement by and between Direct General Corporation, Elara Holdings, Inc., and Tammy R. Adair dated as of December 4, 2006 incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on December 5, 2006.

10.6	Employment Agreement by and between Direct General Corporation, Elara Holdings, Inc., and J. Todd Hagely dated as of December 4, 2006 incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on December 5, 2006.

10.7	Resignation and Restrictive Covenants Agreement by and between Direct General Corporation, Elara Holdings, Inc. and William C. Adair dated as of December 4, 2006 incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 5, 2006.

10.8	Resignation and Restrictive Covenants Agreement by and between Direct General Corporation, Elara Holdings, Inc. and Jacqueline C. Adair dated as of December 4, 2006 incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 5, 2006.

10.9	Employment Agreement by and between Direct General Corporation and J. Todd Hagely dated as of August 15, 2005 incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.10	Direct General Corporation 1996 Employee Stock Incentive Plan incorporated herein by reference to Exhibit 10.6 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.

10.11	Direct General Corporation 2003 Equity Incentive Plan incorporated herein by reference to Exhibit 10.7 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.

10.12	Excess of Liability Reinsurance Agreement between Direct General Insurance Company and State National Specialty Insurance Company dated as of October 1, 2002 incorporated herein by reference to Exhibit 10.12 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.13	Quota Share Reinsurance Agreement between Direct General Insurance Company and State National Specialty Insurance Company dated as of October 1, 2002 incorporated herein by reference to Exhibit 10.13 of the Registration Statement No. 333-105505 filed with the SEC on May 23, 2003.

10.14	Quota Share Reinsurance Agreement between Direct General Insurance Company and Old American County Mutual Fire Insurance Company dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.14 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.15	Eighth Amended and Restated Loan Agreement by and among Direct General Corporation and certain of its subsidiaries and First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Eighth Amended and Restated Loan Agreement dated as of March 31, 2003 and the Second Amendment to the Eighth Amended and Restated Loan Agreement dated as of May 28, 2003 and the Third Amendment to the Eighth Amended and Restated Loan Agreement dated as of June 30, 2003 and the Fourth Amendment to the Eighth Amended and Restated Loan Agreement dated as of July 17, 2003 incorporated herein by reference to Exhibit 10.15 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003, the Fifth Amendment to the Eighth Amended and Restated Loan Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004, the Sixth Amendment to the Eighth Amended and Restated Loan Agreement dated as of June 30, 2004, the Seventh Amendment to the Eighth Amended and Restated Loan Agreement dated as of December 3, 2004, the Eighth Amendment to the Eighth Amended and Restated Loan Agreement dated as of June 30, 2006 incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and the Ninth Amendment to the Eighth Amended and Restated Loan Agreement dated as of November 22, 2006, but effective as of the effective date defined therein, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.16	Seventh Amended and Restated Pledge and Security Agreement made by Direct General Corporation in favor of First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of March 31, 2003 and the Second Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of May 28, 2003 and the Third Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2003 incorporated herein by reference to Exhibit 10.16 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003, the Fourth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004, the Fifth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2004, the Sixth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated December 3, 2004, the Seventh Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2006 incorporated herein by reference to Exhibit 10.3 of the quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and the Eighth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of November 22, 2006, but effective as of the effective date defined therein, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.17	Seventh Amended and Restated Security Agreement by and between Direct General Financial Services, Inc. and First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Seventh Amended and Restated Security Agreement dated as of March 31, 2003 and the Second Amendment to the Seventh Amended and Restated Security Agreement dated as of May 28, 2003 and the Third Amendment to the Seventh Amended and Restated Security Agreement dated as of June 30, 2003 incorporated herein by reference to Exhibit 10.17 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003, the Fourth Amendment to the Seventh Amended and Restated Security Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004, the Fifth Amendment to the Seventh Amended and Restated Security Agreement dated as of June 30, 2004, the Sixth Amendment to the Seventh Amended and Restated Security Agreement dated as of December 3, 2004, the Seventh Amendment to the Seventh Amended and Restate Security Agreement dated as of June 30, 2006 incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and the Eighth Amendment to the Seventh Amended and Restated Security Agreement dated as of November 22, 2006, but effective as of the effective date defined therein, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.18	Fifteenth Amended and Restated Guaranty Agreement by and between Direct General Financial Services, Inc., Direct General Premium Finance Company, First Tennessee Bank National Association, as agent, and other banks described therein dated as of June 30, 2006, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006.

10.19	Third Amended and Restated Loan Agreement among Direct General Corporation, Direct General Financial Services, Inc., First Tennessee Bank National Association and Hibernia National Bank dated as of October 31, 2002 incorporated herein by reference to Exhibit 10.19 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.20	Florida MGA Agreement between Direct General Insurance Company, Inc. and the Maitland Underwriters dated as of August 16, 1999 incorporated herein by reference to Exhibit 10.22 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.21	Option Agreement between Direct General Insurance Agency, Inc. and LR3 Enterprises, Inc. and Maitland Underwriters, Inc. dated as of August 16, 1999 as amended by the Letter Agreements dated January 9, 2001 and February 20, 2002 incorporated herein by reference to Exhibit 10.23 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.22	Managing General Agency Agreement between Direct General Insurance Agency Inc. and Old American County Mutual Fire Insurance Company dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.24 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.23	Option Agreement between Direct General Insurance Agency, Inc. and All American General Agency, Inc., Guaranteed Insurance Agency, Inc., and certain guarantors described therein dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.25 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.24	Texas Sub-Producers Agreement between Direct General Insurance Agency, Inc. and All American General Agency, Inc. dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.26 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.25		Security Trust Agreement between Direct General Insurance Company and Old American County Mutual Fire Insurance Company and First Tennessee Bank National Association dated as of January 1, 2003 incorporated herein by reference to Exhibit 10.27 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.26		Stock Purchase Agreement and Letter between Direct General Corporation and Mutual Service Casualty Insurance Company dated as of December 2, 2002 incorporated herein by reference to Exhibit 10.28 of the Registration Statement No. 333-105505 filed with the SEC on June 27, 2003.

10.27		Stock Purchase Agreement among Direct General Corporation, New York Life and Health Insurance Company, NYLCare Health Plans, Inc. and Aetna Inc. dated as of June 26, 2003 incorporated herein by reference to Exhibit 10.31 of the Quarterly Report on Form 10-Q filed with the SEC on September 23, 2003.

10.28		Indenture by and between Direct General Corporation and Wilmington Trust Company dated as of September 15, 2005 incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.29		Guarantee Agreement by and between Direct General Corporation and Wilmington Trust Company dated as of September 15, 2005 incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.30		Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Direct General Corporation and William J. Harter, J. Todd Hagely and Matthew P. McClure dated as of September 15, 2005 incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.31		Form of Director Indemnification Agreement entered into between Direct General Corporation and directors William C. Adair, Jr., Jacqueline C. Adair, Fred H. Medling, Raymond L. Osterhout and Stephen L. Rohde, dated December 4, 2006 incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on December 5, 2006.

10.32		Form of Special Committee Indemnification Agreement entered into between Direct General Corporation and Special Committee members Fred H. Medling, Raymond L. Osterhout and Stephen L. Rohde, dated December 4, 2006 incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on December 5, 2006.

14	*	Code of Ethics and Policy on Business Conduct.

21	*	List of Subsidiaries of the Company.

23	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	*	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	*	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	*	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.
(b)	Exhibits:

The applicable exhibits are included immediately after the signature pages.

(c)	Financial Statement Schedules:

The applicable financial statement schedules are included immediately after the signature pages.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT GENERAL CORPORATION
(Registrant)

March 14, 2007	By: /s/ William C. Adair, Jr.
Date	(Signature)
Name: William C. Adair, Jr.
Title: Chairman, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2007	By: /s/ William C. Adair, Jr.
Date	(Signature)
Name: William C. Adair, Jr.
Title: Chairman, Chief Executive Officer

March 14, 2007	By: /s/ Jacqueline C. Adair
Date	(Signature)
Name: Jacqueline C. Adair
Title: Director, Executive Vice President and Chief Operating Officer

March 14, 2007	By: /s/ Fred H. Medling
Date	(Signature)
Name: Fred H. Medling
Title: Director

March 14, 2007	By: /s/ Raymond L. Osterhout
Date	(Signature)
Name: Raymond L. Osterhout
Title: Director

March 14, 2007	By: /s/ Stephen L. Rohde
Date	(Signature)
Name: Stephen L. Rohde
Title: Director

March 14, 2007	By: /s/ J. Todd Hagely
Date	(Signature)
Name: J. Todd Hagely
Title: Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
SCHEDULE I. SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2006

			Amount at
			Which Shown in
			the Balance
Type of Investment	Cost	Value	Sheet
	(In thousands)
Available-for-sale fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$87,593	$86,649	$86,649
States, municipalities, and political subdivisions	72,195	72,062	72,062
Public utilities	14,685	14,334	14,334
All other corporate bonds	246,473	242,398	242,398

Total fixed maturities	420,946	415,443	415,443
Short-term investments and other invested assets	4,267	4,267	4,267

Total investments	$425,213	$419,710	$419,710

DIRECT GENERAL CORPORATION (PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Revenues
Management fees from non-insurance subsidiaries	$1,576	$6,288	$17,690
Dividends from insurance subsidiaries	7,200	11,650	1,000
Other income	244	187	128

Total revenues	9,020	18,125	18,818
Expenses
General and administrative expenses	1,408	44	978
Interest expense	3,465	1,124	—

Total expenses	4,873	1,168	978

Income before income taxes and equity in earnings of subsidiaries	4,147	16,957	17,840
Income tax (benefit) expense	(1,134)	1,501	6,633

Income before equity in earnings of subsidiaries	5,281	15,456	11,207
Equity earnings in subsidiaries	22,720	23,555	42,778

Net income	$28,001	$39,011	$53,985

See notes to condensed financial statements

DIRECT GENERAL CORPORATION (PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

	As of December 31,
		2005
		(Restated –
	2006	See Note 1)
	(In thousands)
Assets
Debt securities available-for-sale (amortized cost $2,800 and $2,900 at December 31, 2006 and 2005, respectively)	$2,800	$2,900
Other invested assets	1,238	1,238
Cash and cash equivalents	476	1,157
Receivables from affiliated companies, net	28,623	19,623
Investment in subsidiaries	265,094	240,948
Income tax recoverable	1,611	6,492
Other assets	5,814	6,049

Total assets	$305,656	$278,407

Liabilities and shareholders’ equity
Deferred income taxes	$129	$26
Notes and debentures payable	42,230	42,346
Other liabilities	265	183

Total liabilities	42,624	42,555

Shareholders’ equity
Common stock	71,008	69,700
Retained earnings	194,845	170,100
Accumulated other comprehensive loss	(2,821)	(3,948)

Total shareholders’ equity	263,032	235,852
Total liabilities and shareholders’ equity	$305,656	$278,407

See notes to condensed financial statements

DIRECT GENERAL CORPORATION (PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(5,835)	$2,231	$8,574

Investing activities
Investment in subsidiaries	(300)	(11,807)	(11,500)
Advance to subsidiary to paydown on credit facility	—	—	(13,000)
Dividends received from insurance subsidiaries	7,200	1,650	1,000
Dividends received from non-insurance subsidiaries	218	10,000	—
Purchase of common stock in trust	—	(1,238)	—
Sale (purchase) of debt securities available-for-sale	100	100	(3,000)

Net cash provided by (used in) by investing activities	7,218	(1,295)	(26,500)

Financing activities
Issuances of common stock	1,308	612	17,031
Repurchase of common stock	—	(40,075)	—
(Payment) and proceeds from debentures issued	—	41,238	—
Proceeds from other notes payable	(116)	1,108
Payment of common stock dividends	(3,256)	(3,409)	(3,542)

Net cash (used in) provided by financing activities	(2,064)	(526)	13,489

Net (decrease) increase in cash and cash equivalents	(681)	410	(4,437)
Cash and cash equivalents at the beginning of the year	1,157	747	5,184

Cash and cash equivalents at the end of the year	$476	$1,157	$747

See notes to condensed financial statements

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

During 2006, the company corrected its accounting for unearned policy fees as of January 1, 2004 and restated the relevant December 31, 2005 balance sheet amounts. In prior years, the impact of the unearned policy fee calculation difference was not material. However, this difference became material in 2006 because of the decline in operations. The impact of the adjustment on the statement of operations for any of the years presented was not material.

The following is a summary of the line items impacted by the restatement of the December 31, 2005 balance sheet:

	December 31, 2005
	As Previously
	Reported	Adjustments	Restated
Investment in subsidiary	$242,678	$(1,680)	$240,948
Total assets	280,087	(1,680)	278,407
Retained earnings	171,780	(1,680)	170,100
Total shareholders’ equity	237,532	(1,680)	235,852
Total liabilities and shareholders’ equity	280,087	(1,680)	278,407
2.	Notes and Debentures Payable

In December 2004, the Parent Company entered into a $30,000,000 revolving credit facility. As of December 31, 2006, no amounts were outstanding. See Note 6 to consolidated financial statements for a description of this credit facility.

In September 2005, Direct General Statutory Trust I (“DGST I”), a wholly owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,238 shares of common securities to the Company, also at $1,000 per share. The sole assets of DGST I are $41,238,000 of junior subordinated debentures issued by the Company. The debentures will mature on September 15, 2035 and are redeemable by the Company in whole or in part beginning on September 15, 2010, at which time the preferred securities are callable. The debentures pay a fixed rate of 7.915% until September 15, 2010, after which the rate becomes variable. Interest expense of $3,385,000 is included in the accompanying financial statements related to these debentures. See Note 6 to the consolidated financial statements for more information.

3.	Capital Stock

During 2005, the Company repurchased 2,157,871 shares of its outstanding common stock for an aggregate price of approximately $40,075,000.

See Note 10 to the consolidated financial statements for a description of the Parent Company’s capital structure.

4.	Pending Merger

On December 4, 2006, the Company entered into a definitive merger agreement with Elara Holdings, Inc., or Elara, an affiliate of Calera Capital and TPG Capital (formerly known as Fremont Partners and Texas Pacific Group respectively), and Elara Merger Corporation, pursuant to which Elara agreed to acquire all of the Company’s outstanding stock (the “Elara Merger”). Upon completion of the Elara Merger, the Company’s shareholders will receive $21.25 in cash for each share of the Company’s common stock they hold, a 28.71% premium to the closing price of $16.51 on December 4, 2006. The total value of the Elara Merger, including debt, is approximately $629,200,000. Our Board of Directors has approved the transaction and on March 8, 2007, our stockholders voted to approve the merger. The merger is subject to customary conditions, including approval from the relevant state insurance and finance commissioner or banking or similar department prior to the acquisition. All required filings have been made.

5.	Subsequent Events – Litigation Settlements

In early 2007, we engaged in mediation with lead plaintiffs in a pending consolidated federal class action that resulted in a tentative oral settlement agreement. On March 2, 2007 the parties to the consolidated class action entered into a Memorandum of Understanding (“March 2nd MOU”) that sets forth a settlement in principle of this action. The stipulated settlement amount in the March 2nd MOU is $14.94 million, which is apportioned among the defendants, and the plaintiffs have agreed to dismiss with prejudice all claims against all defendants to the action. Neither we nor any other defendant in this action has admitted any liability or fault. The March 2nd MOU is subject to several conditions, including approval by the Federal District Court. In addition, the defendants may withdraw from the settlement, if a to be agreed upon percent of the class members opt out of the settlement. The parties will submit a written Stipulation of Settlement to the Federal District Court seeking preliminary approval of the settlement.

On March 6, 2007, we and the other defendants in the consolidated federal shareholder derivative action entered into a Memorandum of Understanding (“March 6th MOU”) with the Plaintiffs in that action. Pursuant to the terms of the March 6th MOU, the defendants will pay an award of attorney’s fees and expenses of $675,000, and the federal derivative action, and related state derivative and state class actions, claims will either be voluntarily dismissed with prejudice, or the parties in the federal derivative litigation will take such action as is necessary to have such claims dismissed with prejudice. Neither we nor any other defendant in these actions has admitted any liability or fault. The parties also are negotiating terms that would provide the plaintiffs with certain benefits if Elara sells or divests Direct General Corporation within a certain time after the Elara Merger closes. The settlement is subject to several conditions, including approval by the court in which the federal litigation is pending.

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV. REINSURANCE

					Percentage
		Ceded to	Assumed from		of Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
	(In thousands)
Year ended December 31, 2006
Life insurance in force	$1,678,905	$—	$—	$1,678,905	0.0%

Premiums earned:
Life insurance	$20,950	$—	$—	$20,950	0.0%
Property and liability insurance	404,528	21,728	21,027	403,827	5.2%

Total premiums earned	$425,478	$21,728	$21,027	$424,777	5.0%

Year ended December 31, 2005
Life insurance in force	$1,471,075	$—	$—	$1,471,075	0.0%

Premiums earned:
Life insurance	$18,761	$—	$—	$18,761	0.0%
Property and liability insurance	413,213	57,463	29,588	385,338	7.7%

Total premiums earned	$431,974	$57,463	$29,588	$404,099	7.3%

Year ended December 31, 2004
Life insurance in force	$1,374,490	$—	$—	$1,374,490	0.0%

Premiums earned:
Life insurance	$16,272	$—	$—	$16,272	0.0%
Property and liability insurance	416,305	99,317	39,246	356,234	11.0%

Total premiums earned	$432,577	$99,317	$39,246	$372,506	10.5%

DIRECT GENERAL CORPORATION AND SUBSIDIARIES
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to					Balance at
	Beginning of	Costs and	Charged to				End of
Description	Period	Expenses	Other Accounts		Deductions		Period
	(In thousands)
Year ended December 31, 2006
Allowance for finance receivable losses	$6,419	$—	$11,322	(a)	$(10,929	)(c)	$6,812
Provision for return ceding commissions	1,007	(1,007)	—		—		—
Provision for return commissions and service fees	5,038	—	476	(b)	—		5,514

Year ended December 31, 2005
Allowance for finance receivable losses	$6,174	$—	$10,266	(a)	$(10,021	)(c)	$6,419
Provision for return ceding commissions	1,136	(129)	—		—		1,007
Provision for return commissions and service fees	4,982	—	56	(b)	—		5,038

Year ended December 31, 2004
Allowance for finance receivable losses	$5,942	$—	$7,270	(a)	$(7,038	)(c)	$6,174
Provision for return ceding commissions	3,091	(1,955)	—		—		1,136
Provision for return commissions and service fees	4,929	—	53	(b)	—		4,982

(a)	provision for finance receivable losses charged to finance income

(b)	provision for return commissions and administrative fees charged to commission and service fee income

(c)	charge-offs, net of recoveries

DIRECT GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE VI. SUPPLEMENTAL INFORMATION

							Claims and Claim		Amortization
	Deferred	Reserves for	Discount,				Adjustment Expenses		of Deferred	Paid Claims
	Policy	Unpaid	if any,			Net	Incurred Related to		Policy	and Claim
Affiliation with	Acquisition	Claims and	Deducted	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Written
Registrant	Costs	Adjustment	In Col. C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Premium
	(In thousands)
Consolidated property — casualty entities:

December 31, 2006	$20,633	$135,829	$0	$215,033	$403,827	$17,501	$318,615	$(316)	$53,413	$301,663	$435,864

December 31, 2005	$13,294	$130,718	$0	$204,734	$385,339	$13,558	$296,923	$6,972	$37,625	$291,998	$380,749

December 31, 2004	$12,202	$124,128	$0	$214,426	$356,234	$10,224	$273,771	$6,497	$31,633	$253,152	$391,023