Form 10-K/A
period 2006-12-31
DIRECT GENERAL CORP
filed 2007-03-30
CIK 1023031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission file number 000-50360

DIRECT GENERAL CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-1564496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1281 Murfreesboro Road, Nashville, TN	37217
(Address of principal executive offices)	(Zip Code)

(615) 399-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.
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
☐  Yes  ☑  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (quotation date on June 30, 2006 $16.92): $250,104,131.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,347,675 shares of common stock, no par value, at March 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

All of the information called for by Part III of this report is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2007.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) constitutes Amendment No. 1 to the registrant’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2006, filed on March 15, 2007, and includes, as Exhibit 10.15, the Tenth Amendment to the Eighth Amended and Restated Loan Agreement. Except for the inclusion of this exhibit, the Form 10-K remains unchanged.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.15
Eighth Amended and Restated Loan Agreement by and among Direct General Corporation and certain of its subsidiaries and First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Eighth Amended and Restated Loan Agreement dated as of March 31, 2003 and the Second Amendment to the Eighth Amended and Restated Loan Agreement dated as of May 28, 2003 and the Third Amendment to the Eighth Amended and Restated Loan Agreement dated as of June 30, 2003 and the Fourth Amendment to the Eighth Amended and Restated Loan Agreement dated as of July 17, 2003 incorporated herein by reference to Exhibit 10.15 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003, the Fifth Amendment to the Eighth Amended and Restated Loan Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004, the Sixth Amendment to the Eighth Amended and Restated Loan Agreement dated as of June 30, 2004, the Seventh Amendment to the Eighth Amended and Restated Loan Agreement dated as of December 3, 2004, the Eighth Amendment to the Eighth Amended and Restated Loan Agreement dated as of June 30, 2006 incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, the Ninth Amendment to the Eighth Amended and Restated Loan Agreement dated as of November 22, 2006, but effective as of the effective date defined therein, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 13, 2006, and the Tenth Amendment to the Eighth Amended and Restated Loan Agreement entered into as of November 22, 2006.**

10.16
Seventh Amended and Restated Pledge and Security Agreement made by Direct General Corporation in favor of First Tennessee Bank National Association, as agent, and other banks described therein dated as of October 31, 2002, as amended by the First Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of March 31, 2003 and the Second Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of May 28, 2003 and the Third Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2003 incorporated herein by reference to Exhibit 10.16 of the Registration Statement No. 333-105505 filed with the SEC on August 1, 2003, the Fourth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of November 26, 2003 incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-113289 filed with the SEC on March 4, 2004, the Fifth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2004, the Sixth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated December 3, 2004, the Seventh Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of June 30, 2006 incorporated herein by reference to Exhibit 10.3 of the quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and the Eighth Amendment to the Seventh Amended and Restated Pledge and Security Agreement dated as of November 22, 2006, but effective as of the effective date defined therein, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on December 13, 2006.

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

31.3 **   Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.4 **   Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	*	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	*	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
__________
* Filed with the Form 10-K filed on March 15, 2007.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT GENERAL CORPORATION
(registrant)

/s/ William C. Adair, Jr.
Chairman and Chief Executive Officer

5